Form 10-Q
period 1996-03-31
CAMCO INTERNATIONAL INC
filed 1996-05-08
CIK 913267

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number 1-10718


                            CAMCO INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                               13-3517570
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

   7030 Ardmore, Houston, Texas                                     77054
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:  (713) 747-4000


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               ---       ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 24,277,753 shares of Common Stock ($.01 par value) outstanding at May 1, 1996.

                            CAMCO INTERNATIONAL INC.

                                     INDEX


                                                                           Page
                                                                            No.
PART I - FINANCIAL INFORMATION:

         Report of Independent Public Accountants                            1

         Consolidated Condensed Statements of Operations-                    2
                 Three Months ended March 31, 1996 and 1995

         Consolidated Condensed Balance Sheets - March 31,
                 1996 and December 31, 1995                                  3

         Consolidated Condensed Statements of Cash Flows -
                 Three Months ended March 31, 1996 and 1995                  4

         Notes to Consolidated Condensed Financial Statements              5-6

         Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       6-9

PART II - OTHER INFORMATION                                                 10

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Camco International Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of Camco International Inc. (a Delaware corporation) and subsidiaries as of March 31, 1996, and the related consolidated condensed statements of operations and cash flows for the three months ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.





ARTHUR ANDERSEN LLP

Houston, Texas
April 16, 1996

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (unaudited)

                                                                            Three Months
                                                                           Ended March 31,
                                                                 ----------------------------------
                                                                    1996                    1995
                                                                 ---------               ----------
REVENUES:
     Sales                                                       $ 111,024               $  106,051
     Services                                                       34,500                   33,732
                                                                 ---------               ----------
                                                                   145,524                  139,783
                                                                 ---------               ----------
COSTS AND EXPENSES:
     Cost of sales                                                  60,053                   56,634
     Cost of services                                               26,336                   27,263
                                                                 ---------               ----------
                                                                    86,389                   83,897
                                                                 ---------               ----------
            Gross margin                                            59,135                   55,886

Selling, general and administrative expenses                        42,043                   39,865
Amortization of intangible assets                                    1,387                    1,415
                                                                 ---------               ----------
            Operating income                                        15,705                   14,606
Interest expense, net                                                  659                      650
                                                                 ---------               ----------
Income before provision for income taxes                            15,046                   13,956

Provision for income taxes                                           4,815                    3,867
                                                                 ---------               ----------
Net income                                                       $  10,231               $   10,089
                                                                 =========               ==========
Net income per share                                             $     .41               $      .41
                                                                 =========               ==========
Average common and common equivalent shares outstanding             24,743                   24,405

Cash dividends paid per common share                             $     .05               $      .05





  The accompanying notes are an integral part of these consolidated condensed financial statements.

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                   ASSETS

                                                                   March 31,              December 31,
                                                                     1996                     1995
                                                                  -----------             ------------
                                                                  (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                       $   43,771              $   32,290
   Account receivable, net                                            135,161                 134,406
   Inventories                                                        142,421                 137,953
   Prepaid expenses and other                                          29,309                  30,117
                                                                   ----------              ----------
             Total current assets                                     350,662                 334,766
                                                                   ----------              ----------
PROPERTY, PLANT AND EQUIPMENT:
   Land                                                                 3,912                   3,919
   Buildings                                                           61,234                  61,754
   Machinery and equipment                                            200,328                 196,265
   Service equipment                                                   60,891                  60,479
                                                                   ----------              ----------
                                                                      326,365                 322,417
   Accumulated depreciation                                          (194,675)               (188,559)
                                                                   ----------              ----------
             Property, plant and equipment, net                       131,690                 133,858
                                                                   ----------              ----------

INTANGIBLE ASSETS, net                                                179,647                 181,262

OTHER ASSETS                                                           11,741                  11,381
                                                                   ----------              ----------
             Total assets                                          $  673,740              $  661,267
                                                                   ==========              ==========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term and current portion of long-term debt                $   10,948              $   12,179
   Accounts payable                                                    32,413                  29,847
   Accrued liabilities                                                 99,559                  92,459
   Income taxes payable                                                 9,095                  11,973
                                                                   ----------              ----------
             Total current liabilities                                152,015                 146,458
                                                                   ----------              ----------

LONG-TERM DEBT                                                         66,982                  71,998

DEFERRED INCOME TAXES                                                   7,980                   7,045

OTHER LONG-TERM LIABILITIES                                            39,166                  37,948
                                                                   ----------              ----------
             Total liabilities                                        266,143                 263,449
                                                                   ----------              ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock $.01 par value, 100,000,000 shares authorized,
       25,228,115 and 25,193,917 shares issued                            252                     252
   Additional paid-in capital                                         439,498                 438,947
   Retained earnings                                                    4,673                  (4,375)
   Cumulative translation adjustment                                  (19,243)                (18,576)
   Treasury stock, 952,424 and 1,000,000 shares at cost               (17,553)                (18,430)
                                                                   ----------              ----------
             Total stockholders' equity                               407,597                 397,818
                                                                   ----------              ----------
             Total liabilities and stockholders' equity            $  673,740              $  661,267
                                                                   ==========              ==========





  The accompanying notes are an integral part of these consolidated condensed financial statements.

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (unaudited)

                                                                              Three Months
                                                                             Ended March 31,
                                                                  -----------------------------------
                                                                    1996                      1995
                                                                  ---------                ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $  10,231                $   10,089
   Adjustments to reconcile net income to net cash
       provided by operating activities, net
       of effects of acquisition -
      Gain from sales of assets                                          --                    (2,022)
      Depreciation and amortization                                   8,773                     7,993
      Provision for deferred and other taxes                            943                       438
      Increase in accounts receivable                                (1,000)                   (8,187)
      Increase in inventories                                        (4,786)                   (3,925)
      Increase (decrease) in accounts payable                         2,711                    (2,475)
      Increase in accrued liabilities                                 7,100                     4,744
      Decrease in income taxes payable                               (2,832)                   (3,759)
      Increase (decrease) in other net,                                 352                    (2,518)
                                                                  ---------                ----------
            Net cash provided by operating activities                21,492                       378
                                                                  ---------                ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                              (3,642)                   (2,525)
   Proceeds from sale of property, plant and equipment                  143                     7,426
   Business acquisition                                                  --                    (5,750)
                                                                  ---------                ----------
            Net cash used in investing activities                    (3,499)                     (849)
                                                                  ---------                ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in borrowings under revolving credit facility            (5,000)                       --
   Decrease in other debt                                            (1,245)                   (4,246)
   Dividends paid to stockholders                                    (1,213)                   (1,204)
   Proceeds from exercise of stock options                            1,097                       215
                                                                  ---------                ----------
            Net cash used in financing activities                    (6,361)                   (5,235)
                                                                  ---------                ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                                    (151)                      267
                                                                  ---------                ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 11,481                    (5,439)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     32,290                    35,971
                                                                  ---------                ----------
CASH AND CASH EQUIVALENTS AT END OR PERIOD                        $  43,771                $   30,532
                                                                  =========                ==========
SUPPLEMENTAL DISCLOSURES OR CASH FLOW INFORMATION:
   Cash paid for interest                                         $     659                $      650
   Cash paid for income taxes                                     $   7,405                $    7,128





  The accompanying notes are an integral part of these consolidated condensed financial statements.

                    CAMCO INTERNATIONAL INC AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1.     General

   In the opinion of Camco International Inc. and subsidiaries (the "Company") management, the accompanying unaudited consolidated condensed financial statements include all adjustments necessary to present fairly the Company's financial position as of March 31, 1996, its results of operations and its cash flows for the three months ended March 31, 1996 and 1995. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the three months ended March 31, 1996 may not be indicative of the results for the full year.


Note 2.     Inventories

   Consolidated inventories, net of allowances, are summarized as follows (in thousands):

                                                        March 31,           December 31,
                                                          1996                   1995
                                                      ------------          ------------
Raw Materials                                         $     19,280          $     17,013
Parts and components                                        42,459                37,983
Work in process                                             18,007                15,670
Finished Goods                                              62,675                67,287
                                                      ------------          ------------
                                                      $    142,421          $    137,953
                                                      ============          ============

         Work in process and finished goods inventories include the cost of materials, labor and plant overhead. The excess of current costs, determined using the FIFO basis, over the carrying values of LIFO inventories was approximately $11.6 million and $10.0 million at March 31, 1996 and December 31, 1995, respectively.

Note 3.  Commitments and Contingencies - Legal Proceedings

         The Company is involved in certain lawsuits and claims, including claims by federal and local authorities under various environmental protection laws, arising in the normal course of business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operation of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Business Environment

         The Company operates in approximately 50 countries worldwide. International operations of the Company are subject to certain risks inherent in doing business outside the United States, including risks of war, civil disturbances and governmental actions, which may limit or disrupt markets and restrict the movement of funds. In addition, political conditions in certain foreign countries where the Company operates may disrupt the normal commercial relationship between the Company and the respective national oil companies. Continuing political instability and governmental control of currency exchange and movement has caused disruption in certain areas in which the Company operates such as the former Soviet Union (the "FSU"), Nigeria and Venezuela.

         The FSU continues to experience political uncertainty and a shortage of hard currency to finance exploration and production programs. While the Company expects continuing sales of equipment, primarily electrical submersible pumps ("ESPs"), into the FSU, the amount and timing of sales of ESPs and other products in the FSU for the remainder of 1996 are currently uncertain due to the lack of available financing. The political and economic situation in the FSU is expected to continue to impact results, in particular, those of the Company's Reda division, until such time that available financing for purchases in the FSU becomes more readily available.

         Camco has significant operations in Nigeria, including coiled tubing services, wireline services and equipment sales and services. In recent years, Nigeria has experienced considerable political instability, high inflation and a significant decline in business activity. In addition, the Nigerian naira ("the naira") devalued significantly during the first quarter 1995, adversely impacting the Company's operating income. Any future devaluation of the naira could further reduce the Company's income. Although activity levels have improved somewhat during the past six months, the business environment in Nigeria remains volatile and uncertain. Additionally, there is currently pending before the U.S. Congress proposed legislation regarding trade with Nigeria, which if enacted, could adversely affect the Company's future business in Nigeria.

         Camco has significant equipment sales in Venezuela and also provides coiled tubing and wireline services. In recent years, Venezuela has experienced political instability, high inflation and considerable economic pressure on the allocation of hard currency to the oil production sector. In December 1995, the Venezuelan bolivar (the "B") devalued by approximately 41% versus the U.S. dollar, reducing the Company's operating income. The Venezuelan government recently lifted all foreign currency exchange controls, and the B devalued by an additional 40%. Translation losses related to this recent devaluation will not have a significant impact on operating income in the second quarter of 1996. However, any subsequent devaluation of the B could adversely impact the Company's future earnings.

         International sales are expected to continue to represent a substantial portion of the Company's total revenues. Although there can be no assurance that the Company will not experience adverse effects from political and economic events outside the United States similar to those currently being experienced in the FSU, Nigeria and Venezuela, the Company believes that the diversified nature of the Company's international activities reduces the risk to the Company taken as a whole.

Results of Operations

Comparison of Quarter Ended March 31, 1996 to Quarter Ended March 31, 1995

         Revenues for the quarter ended March 31, 1996 were $145.5 million, an increase of $5.7 million from the comparable quarter in 1995. Product sales were up $5.0 million from quarter to quarter primarily due to a substantial increase in completion product sales to Canada, a direct result of the acquisition of Site in March 1995, and an overall increase in sales to the Middle East and

Africa. This increase in sales was offset somewhat by a decrease in ESP sales to the FSU during the quarter. Services revenues were up slightly in the first quarter 1996 despite a $2 million decrease year over year as a result of the divestiture of STOP, the Company's safety service business, in March 1995.
Most of the increase is attributable to increased service revenues, primarily coiled tubing services, in Nigeria and increased oil tool service revenues in Canada as a result of the Site acquisition.

         United States and Canada revenues in the first quarter were up $3.0 million, or 5.5% compared to last year primarily due to increased completion equipment sales by Site in Canada. Revenues increased substantially to $27.3 million in the Middle East and Africa, mostly due to increased completion products and services sales into those countries. South American sales were down 12% to $24.4 million in the first quarter, primarily due to lower completion equipment and drill bit sales. Europe revenues declined $1.9 million to $22.7 million as a result of lower ESP sales to the FSU. Far East revenues were down slightly to $14.0 million as lower completion equipment sales were partially offset by higher sales of drill bits.

         Consolidated gross margin increased $3.2 million in the first quarter of 1996 to $59.1 million, or 40.6% of revenues, from $55.9 million, or 40.0% of
revenues in the comparable quarter last year.   The margin improvement is a
direct result of higher services margins due to a combination of higher volume, and a lower cost base compared to last year.

         Selling, general and administrative expenses ("S,G&A") increased $2.2 million in the first quarter to $42.0 million. However, excluding the $2 million gain on the sale of STOP, which resulted in lower expenses in the first quarter 1995, S,G&A was relatively flat quarter to quarter as inflationary increases were offset by lower translation losses.

         Operating income increased $1.1 million from the first quarter of 1995 to $15.7 million. Excluding the gain on the sale of STOP in last year's first quarter, operating income improved $3.1 million, a 25% increase. Increased margins due to higher volume and lower translation losses this year accounted for most of the operating income increase. Despite an increase in the effective tax rate from 28% in last year's first quarter to 32% this year, primarily due to a significant shift in income from lower non-U.S.

tax jurisdictions to higher tax countries, net income increased 19% compared to the first quarter 1995 to $10.2 million, or 41 cents per share. This excludes the $1.5 million gain from the sale of STOP last year.

Capital Resources and Liquidity

         Cash provided by operating activities was $21.5 million in the quarter ended March 31, 1996, an increase of $21.1 million from the comparable period of last year. This increase in operating cash flow is principally a result of a decrease in working capital requirements this year compared to a substantial increase in working capital last year. Cash in the first quarter 1996 was used to fund $3.6 million of capital expenditures, reduce debt by a net $6.2 million and pay dividends to stockholders of $1.2 million, or 5 cents per share. After these expenditures, cash and cash equivalents increased $11.5 million to a balance of $43.8 million at March 31, 1996.

         The Company believes that cash flow from operations combined with the unused portion of the revolving credit facility should provide it with sufficient capital resources and liquidity to meet its debt service requirements under the credit facilities and manage its business needs.

Private Securities Litigation Reform Act

         In accordance with the provisions of the Private Litigation Reform Act of 1995, the cautionary statements set forth identify important factors that could cause actual results to differ materially from those in any forward-looking statements contained in this report. Such trends and factors include changes in the price of oil and gas, changes in the domestic and international rig count, global trade policies, domestic and international drilling activities, world- wide political stability and economic growth, currency fluctuations, including currency fluctuations and monetary restrictions in Venezuela and other countries, government export and import policies, technological advances involving the Company's products, the Company's successful execution of internal operating plans, performance issues with key suppliers and subcontractors, collective bargaining labor disputes, regulatory uncertainties and legal proceedings.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is involved in certain lawsuits and claims, including claims by federal and local authorities under various environmental protection laws, arising in the normal course of business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

         2.1 Reorganization Agreement (incorporated by reference to Exhibit No. 2.1 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70036)).

         3.1 Restated Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993)

         3.2 By-laws (incorporated by reference to Exhibit No. 3.4 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70036)).

         4.1 See Exhibits 3.1 and 3.2 for provisions of the Restated Certificate of Incorporation and By-laws of the Company defining the rights of holders of Common Stock.

         4.2 Form of Common Stock Certificate (incorporated by reference to Exhibit No. 4.2 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70036)).

         4.3 Rights Agreement dated as of December 15, 1994, between Camco International Inc., and First Chicago Trust Company of New York, as Rights Agent, which includes as exhibits, the form of Right Certificate and the Summary of Rights to Purchase Common Shares (incorporated by reference to Exhibit No. 1 to the Company's Registration Statement of Form 8-A dated December 19, 1994).

         10.1* Nonemployee Directors Stock Option Plan (incorporated by reference to Exhibit No. 10.1 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70036)).

         10.2* Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.2 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70036)).

         10.3* Long-Term Incentive Plan of Camco International Inc. (incorporated by reference to Exhibit 10.3 to the Company's Annual Report of Form 10-K for the year ended December 31, 1993).

         10.4* Description of Management Bonus Program (incorporated by reference to Exhibit No. 10.4 to the Company's Registration Statement on Form S-1 (Reg. No. 33-83562)).

         10.5* Letter Agreement between the Company and Gary Nicholson (incorporated by reference to Exhibit No. 10.5 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70036)).

         10.6* Form of Executive Severance Agreement (incorporated by reference to Exhibit No. 10.6 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70036)).

         10.7 Form of First Amendment to Executive Severance Agreement (incorporated by reference to Exhibit No. 10.7 to the Company's Registration Statement of Form S-1 (Reg. No. 33-83562)).

         10.8 Form of Indemnification Agreement (incorporated by reference to Exhibit No. 10.7 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70036)).

         10.9 Registration Rights Agreement (incorporated by reference to Exhibit No. 10.8 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70036)).

         10.10 Tax Allocation Agreement (incorporated by reference to Exhibit No. 10.9 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70036)).

         10.11 U.S. Tax Transition Agreement (incorporated by reference to Exhibit No. 10.10 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70036)).

         10.12 U.K. Tax Transition Agreement (incorporated by reference to Exhibit No. 10.11 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70036)).

         10.13 Credit Facility dated December 7, 1993 (incorporated by reference to Exhibit No. 10.12 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70036)).

         10.14 First Amendment to Credit Facility dated August 29, 1994 (incorporated by reference to Exhibit No. 10.14 to the Company's Registration Statement on Form S-1 (Reg. No. 33-83562)).

         10.15 Amended, Restated and Consolidated Lease Agreement dated as of May 7, 1990, between the City of Bartlesville, Oklahoma, and Reda, a division of Camco International Inc. (incorporated by reference to Exhibit No. 10.13 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70036)).

         10.16 Lease dated September 12, 1994, between Jurong Town Corporation and Reda Pump Company (Singapore) Private Limited (incorporated by reference to Exhibit No. 10.14 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70036)).

         10.17 Building Agreement dated May 12, 1983, between Jurong Town Corporation and Reed Rock Bit Company International, Ltd. (incorporated by reference to Exhibit No. 10.15 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70036)).

         10.18 999 Year Lease dated November 7, 1988, between The Department of Economic Development and Camco Limited (incorporated by reference to Exhibit No. 10.16 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70036)).

         10.19 Amended and Restated Joint Venture Agreement dated July 7, 1993, between Reda Industries Ltd. and P.T. Imeco Inter Sarana (incorporated by reference to Exhibit No. 10.17 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70036)).

         10.20 Joint Venture Agreement dated June 23, 1990, between Camco Soviet Services Limited, Tyumengastechnology and Urengoigasprom (incorporated by reference to Exhibit No. 10.18 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70036)).

         10.21 Agreement for Technology Transfer, Grant For License, and the Sale of Manufacturing Know-How and Technical Assistance dated December 5, 1991, between the Reda Division of Camco International Inc., Reda Pump Company (Singapore) Private Ltd., the Lawrence Technology Division of Camco International Inc. and Zavody Tazkeho Strojarstva, Dubnica Nad Vahom (incorporated by reference to Exhibit No. 10.19 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70036)).

         10.22* Forms of Restricted Share Agreements (incorporated by reference to Exhibit No. 10.22 to the Company's Registration Statement on Form S-1 (Reg. No. 33-83562).

         10.23 Lease Agreement dated July 9, 1979, between the State of Alaska Department of Natural Resources, Division of Forest, Land and Water Management and Camco Wireline, Inc. (incorporated by reference to Exhibit No. 10.23 to the Company's Registration Statement on Form S-1 (Reg. No. 33-83562).

         10.24 Stock Purchase Agreement between the Company and Pearson Inc. (incorporated reference to Exhibit No. 10.24 to the Company's Registration Statement on Form S-1 (Reg. No. 33-83562).

         15.1 Letter Regarding Unaudited Interim Financial Information.

         21.1 Subsidiaries of the Company (incorporated by reference to Exhibit No. 21.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

* Management Contract or Incentive Program.

                 (b)      Reports on Form 8-K
                          None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





By:  /s/ Gary D. Nicholson
    ---------------------------------------------
         Gary D. Nicholson
         Chairman of the Board of Directors
         President and Chief Executive Officer
         (Principal Executive Officer)
         May 8, 1996




By:  /s/ Bruce F. Longaker Jr.
    ---------------------------------------------
         Bruce F. Longaker Jr.
         Vice-President Finance and
         Corporate Controller
         (Principal Accounting Officer)
         May 8, 1996

                     INDEX TO EXHIBITS




         15.1 Letter Regarding Unaudited Interim Financial Information.

         27   Financial Data Schedule