Form 10-Q
period 1996-06-30
CAMCO INTERNATIONAL INC
filed 1996-08-12
CIK 913267

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


Commission File Number 1-10718


                            CAMCO INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)


                 Delaware                                      13-3517570
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                         Identification No.)

   7030 Ardmore, Houston, Texas                                    77054
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (713) 747-4000


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X      No
                                              -----       -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 24,281,628 shares of Common Stock ($.01 par value) outstanding at July 30, 1996.

                            CAMCO INTERNATIONAL INC.

                                     INDEX


                                                                                                         Page
                                                                                                          No.
PART I - FINANCIAL INFORMATION:

         Report of Independent Public Accountants                                                            1

         Consolidated Condensed Statements of Operations-
                 Three Months and Six Months ended June 30, 1996
                 and 1995                                                                                    2

         Consolidated Condensed Balance Sheets - June 30,
                 1996 and December 31, 1995                                                                  3

         Consolidated Condensed Statements of Cash Flows -
                 Six Months ended June 30, 1996 and 1995                                                     4

         Notes to Consolidated Condensed Financial Statements                                              5-6

         Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                                      6-11

PART II - OTHER INFORMATION                                                                              11-12

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Camco International Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of Camco International Inc. (a Delaware corporation) and subsidiaries as of June 30, 1996, and the related consolidated condensed statements of operations for the three months and six months ended June 30, 1996 and 1995, and the consolidated condensed statements of cash flows for the six months ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

Houston, Texas
July 16, 1996

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (unaudited)

                                          Three Months            Six Months
                                         Ended June 30,         Ended June 30,
                                       -------------------   -------------------
                                         1996       1995       1996       1995
                                       --------   --------   --------   --------

REVENUES:
    Sales                              $121,799   $106,403   $232,823   $212,454
    Services                             41,741     28,348     76,241     62,080
                                       --------   --------   --------   --------
                                        163,540    134,751    309,064    274,534
                                       --------   --------   --------   --------
COSTS AND EXPENSES:
    Cost of sales                        66,722     58,461    126,775    115,095
    Cost of services                     30,802     22,581     57,138     49,844
                                       --------   --------   --------   --------
                                         97,524     81,042    183,913    164,939
                                       --------   --------   --------   --------
        Gross margin                     66,016     53,709    125,151    109,595
Selling, general and administrative
    expenses                             46,316     42,061     88,359     81,926
Amortization of intangible assets         1,472      1,486      2,859      2,901
                                       --------   --------   --------   --------
        Operating income                 18,228     10,162     33,933     24,768
Interest expense, net                       831        789      1,490      1,439
                                       --------   --------   --------   --------
Income before provision for income
    taxes                                17,397      9,373     32,443     23,329
Provision for income taxes                5,917      2,617     10,732      6,484
                                       --------   --------   --------   --------
Net income                             $ 11,480   $  6,756   $ 21,711   $ 16,845
                                       ========   ========   ========   ========

Net income per share                   $    .46   $    .28   $    .87   $    .69
                                       ========   ========   ========   ========

Average common and common equivalent
    shares outstanding                   24,904     24,538     24,823     24,472

Cash dividends paid per common share   $    .05   $    .05   $    .10   $    .10

       The accompanying notes are an integral part of these consolidated condensed financial statements.

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                   June 30,         December 31,
                                                                     1996               1995
                                                                  -----------       ------------
                                                                  (unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                                        $  66,284         $  32,290
  Accounts receivable, net                                           128,270           134,406
  Inventories                                                        144,781           137,953
  Prepaid expenses and other                                          30,554            30,117
                                                                   ---------         ---------
       Total current assets                                          369,889           334,766
                                                                   ---------         ---------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                 3,915             3,919
  Buildings                                                           61,280            61,754
  Machinery and equipment                                            204,044           196,265
  Service equipment                                                   61,102            60,479
                                                                   ---------         ---------
                                                                     330,341           322,417
  Accumulated depreciation                                          (201,087)         (188,559)
                                                                   ---------         ---------
       Property, plant and equipment, net                            129,254           133,858
                                                                   ---------         ---------
INTANGIBLE ASSETS, net                                               178,239           181,262
OTHER ASSETS                                                          11,850            11,381
                                                                   ---------         ---------
       Total assets                                                $ 689,232         $ 661,267
                                                                   =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term and current portion of long-term debt                 $  10,895         $  12,179
  Accounts payable                                                    32,309            29,847
  Accrued liabilities                                                106,416            92,459
  Income taxes payable                                                 6,287            11,973
                                                                   ---------         ---------
       Total current liabilities                                     155,907           146,458
                                                                   ---------         ---------
LONG-TERM DEBT                                                        60,765            71,998
DEFERRED INCOME TAXES                                                  7,898             7,045
OTHER LONG-TERM LIABILITIES                                           46,322            37,948
                                                                   ---------         ---------
       Total liabilities                                             270,892           263,449
                                                                   ---------         ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock $.01 par value, 100,000,000 shares authorized,
    25,228,115 and 25,193,917 shares issued                              252               252
  Additional paid-in capital                                         439,629           438,947
  Retained earnings                                                   14,776            (4,375)
  Cumulative translation adjustment                                  (18,843)          (18,576)
  Treasury stock, 948,112 and 1,000,000 shares at cost               (17,474)          (18,430)
                                                                   ---------         ---------
       Total stockholders' equity                                    418,340           397,818
                                                                   ---------         ---------
       Total liabilities and stockholder's equity                  $ 689,232         $ 661,267
                                                                   =========         =========

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (unaudited)

                                                              Six Months
                                                            Ended June 30,
                                                         --------------------
                                                           1996        1995
                                                         --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $ 21,711     $ 16,845
  Adjustments to reconcile net income to net cash
      provided by operating activities, net of
      effects of acquisition -
    Gain from sale of assets                                   --       (2,022)
    Depreciation and amortization                          17,515       16,763
    Provision for deferred and other taxes                    858          374
    (Increase) decrease in accounts receivable              6,058       (3,712)
    Increase in inventories                                (6,957)     (14,670)
    Increase (decrease) in accounts payable                 2,547         (530)
    Decrease in income taxes payable                       (5,659)      (8,923)
    Increase (decrease) in accrued liabilities and other   20,047         (723)
                                                         --------     --------
      Net cash provided by operating activities            56,120        3,402
                                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                     (8,971)      (7,722)
  Proceeds from sale of property, plant and equipment         700        7,632
  Business acquisition                                         --       (5,750)
                                                         --------     --------
      Net cash used in investing activities                (8,271)      (5,840)
                                                         --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in borrowings under revolving credit facility  (10,000)          --
  Decrease in other debt                                   (2,516)      (2,419)
  Dividends paid to stockholders                           (2,427)      (2,409)
  Proceeds from exercise of stock options                   1,176          344
                                                         --------     --------
      Net cash used in financing activities               (13,767)      (4,484)
                                                         --------     --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                            (88)         534
                                                         --------     --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       33,994       (6,388)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           32,290       35,971
                                                         --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 66,284     $ 29,583
                                                         ========     ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest                                 $  1,490     $  1,439
  Cash paid for income taxes                             $ 15,801     $ 15,221

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1.  General

         In the opinion of Camco International Inc. and subsidiaries (the "Company") management, the accompanying unaudited consolidated condensed financial statements include all adjustments necessary to present fairly the Company's financial position as of June 30, 1996, and its results of operations for the three months and six months ended June 30, 1996 and 1995, and its cash flows for the six months ended June 30, 1996 and 1995. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the three months and six months ended June 30, 1996 may not be indicative of the results for the full year.

         Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2.  Inventories

         Consolidated inventories, net of allowances, are summarized as follows (in thousands):

                                                June 30,        December 31,
                                                  1996             1995
                                                --------         --------

Raw materials                                   $ 18,137         $ 17,013
Parts and components                              46,367           37,983
Work in process                                   19,781           15,670
Finished Goods                                    60,496           67,287
                                                --------         --------
                                                $144,781         $137,953
                                                ========         ========

         Work in process and finished goods inventories include the cost of materials, labor and plant overhead. The excess of current costs, determined using the FIFO basis, over the carrying values of LIFO inventories was approximately $11.9 million and $10.0 million at June 30, 1996 and December 31, 1995, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

General

         The Company is one of the world's leading providers of oilfield equipment and services for numerous specialty applications in key phases of oil and gas drilling, completion and production, maintenance and improvement. The demand for the Company's products are particularly affected by international and domestic drilling activity, the worldwide price for oil and other factors affecting the exploration and development of oil and natural gas. Such additional factors include worldwide economic conditions, supply and demand for oil and natural gas, seasonal trends and political stability in the oil producing countries.

         Operating income for the three and six months ended June 30, 1996, was $18.2 million and $33.9 million, respectively, compared to $10.2 million and $24.8 million for the three and six months ended June 30, 1995. The substantial increases in operating income were primarily attributable to increased sales of electrical submersible pumps (ESPs), increased international drilling activity, higher Canadian sales relating to the Company's acquisition of Site Oil Tools in 1995, strong demand in the North Sea, improved operations in Nigeria and an overall improvement in market activity. The Company also benefitted from low levels of indebtedness and cost savings programs implemented in prior periods. The Company currently expects that 1996 results will continue to benefit from these market trends. Results, however, will be dependent upon market conditions, in particular, the level of international and domestic drilling activity and prevailing prices of oil and natural gas.

Second Quarter Ended June 30, 1996 Compared to Second Quarter Ended June 30,
1995

         Revenues for the quarter ended June 30, 1996 were $163.5 million, an increase of $28.8 million from the comparable quarter in 1995. Product sales in the second quarter were up $15.4 million compared to last year, primarily due to increased completion product sales and higher ESP sales, particularly in the Former Soviet Union (the "FSU"). Service revenues were up $13.4 million, primarily due to increased activity levels in Africa, Canada and the United States.

         United States and Canadian revenues of $61.5 million were up 16% in the second quarter compared to the same quarter last year, primarily due to higher completion product and oil tool services sales by the Company's SITE Oil Tool division in Canada and increased ESP sales and services by the Company's Reda division. Sales were up 32% in the Middle East and Africa to $27.9 million, primarily due to increased completion products and services sales and higher ESP revenues. Sales in Europe increased $14.4 million from the prior year to $32.1 million, principally due to higher ESP sales to the FSU and higher drilling and completion activity in the North Sea. South American revenues were up 11% to $28 million, most of the increase attributable to higher ESP sales. Far East revenues declined $3 million from last year to $14.1 million, primarily due to lower ESP sales.

         Consolidated gross margin increased $12.3 million to $66 million, or 40.4% of sales from $53.7 million, or 39.9% of sales in the comparable quarter last year. Most of the increase is due to higher volume and a significant improvement in completion products and services margins due to a favorable product mix.

         Selling, general and administrative expenses ("SG&A") were $4.3 million higher than the comparable quarter last year, primarily due to the sales increase. SG&A, as a percentage of sales, improved to 28.3% compared to 31.2% in the second quarter of last year.

         Operating income was $18.2 million in the second quarter, an increase of $8 million, or 79% over the same quarter last year. Improved gross margin on significantly higher revenues accounts for most of the operating income increase. Net income increased $4.7 million to $11.5 million for the quarter, despite a higher consolidated effective tax rate in the current quarter due to increased profitability in higher foreign tax jurisdictions. Earnings per share increased 64% from 28 cents in the second quarter last year to 46 cents in the current quarter.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

         Revenues were up 13% in the first half of 1996 to $309.1 million from $274.5 million in the first half of 1995. Product sales increased $20.4 million this year to $232.8 million, mostly due to higher sales of completion products and ESPs. Service revenues were up 23% to $76.2 million for the six month period, primarily due to a significant increase in Nigerian activity, an increase in ESP related service revenues and higher oil tool service revenues in Canada, a direct result of the SITE Oil Tool division acquisition in March 1995.

         United States and Canada revenues during the first half of 1996 were 11% higher than last year at $118.5 million. The increase year over year is primarily attributable to increased completion product and oil tool services sales by SITE in Canada and a significant increase in ESP sales in both the U.S. and Canada. Sales in the Middle East and Africa increased 38% over last year to $55.2 million during the first six months of the current year, again due to higher completion products and services sales and higher ESP revenues. Sales were up 29% in Europe to $54.8 million in the first half of 1996, primarily due to higher ESP sales to the FSU and a significant increase in drill bit and completion product sales, particularly in the North Sea. Far East sales were down 13% from the prior year at $28.1 million, almost entirely due to lower ESP sales in the region.

         Consolidated gross margin increased on both an absolute basis due to higher sales, and as a percentage of sales due to improved products and services margins during the first half of 1996. Gross margin was up $15.6 million over the comparable period last year to $125.2 million. Increased gross margins in the service business as well as higher completion product and drill bit margins raised the consolidated gross margin to 40.5% of sales, a half percent improvement compared to last year.

         SG&A increased $6.4 million in the first half of 1996 to $88.4 million, or 28.6% of sales. The increase in SG&A is directly attributable to the significant increase in sales. As a result of the substantial increase in sales combined with improved gross margins, operating income increased $9.2 million in the first half of 1996 to $33.9 million, an increase of 37% over the prior year.

         Net income increased $4.9 million, or 29%, to $21.7 million in the first half of this year despite a higher tax provision resulting from increased profitability in higher foreign tax jurisdictions. Excluding the gain on the sale of the Company's safety division, STOP, included in last year's six month results, net income from operations was up 42% this year. Earnings per share was 87 cents in the first half of 1996 compared with 63 cents last year, excluding the 6 cents per share gain related to the sale of the safety division.

Foreign Operations

         The Company operates in approximately 50 countries worldwide. International operations of the Company are subject to certain risks inherent in doing business outside the United States, including risks of war, civil disturbances and governmental actions, which may limit or disrupt markets and restrict the movement of funds. In addition, political conditions in certain foreign countries where the Company operates may disrupt the normal commercial relationship between the Company and the respective national oil companies. Continuing political instability and governmental control of currency exchange and movement has caused disruption in certain areas in which the Company operates such as the FSU, Nigeria and Venezuela.

        The FSU continues to experience political uncertainty and a shortage of hard currency to finance exploration and production programs. While the Company expects continuing sales of equipment, primarily ESPs into the FSU, the amount and timing of sales of ESPs and other products in the FSU for the remainder of 1996 are currently uncertain due to the lack of available financing. The political and economic situation in the FSU is expected to continue to impact results, in particular, those of the Company's Reda division, until such time that financing for purchases in the FSU becomes more readily available.

         Camco has significant operations in Nigeria, including coiled tubing services, wireline services and equipment sales and services. In recent years, Nigeria has experienced considerable political instability, high inflation and a significant decline in business activity. In addition, the Nigerian naira ("the naira") devalued significantly during the first quarter 1995, adversely impacting the Company's operating income. Any future devaluation of the naira could further reduce the Company's income. Although activity levels have improved somewhat during the last year, the business environment in Nigeria remains volatile and uncertain. Additionally, there is currently pending before the U.S. Congress proposed legislation regarding trade with Nigeria, which, if enacted, could adversely affect the Company's future business in Nigeria.

         Camco has significant equipment sales in Venezuela and also provides coiled tubing and wireline services. In recent years, Venezuela has experienced political instability, high inflation and considerable economic pressure on the allocation of hard currency to the oil production sector. In December 1995, the Venezuelan bolivar (the "B") devalued by approximately 41% versus the U.S. dollar, reducing the Company's operating income. In April 1996, the Venezuelan government lifted all foreign currency exchange controls, and the B devalued by an additional 40%, further reducing the Company's operating income. Since the most recent devaluation, the exchange rate has remained relatively stable. However, any subsequent devaluation of the B could adversely impact the Company's future earnings.

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

Capital Resources and Liquidity

         Cash provided by operating activities was $56.1 million during the six months ended June 30, 1996, an increase of $52.7 million from the prior year. The majority of the increase in cash flow is attributable to a significant reduction in working capital requirements in the first half of 1996 compared to last year. Although sales and service activity levels were substantially higher this year, trade receivables have been reduced while accrued liabilities associated with ongoing business operations have increased. During the first six months of 1996, cash was used to fund $9 million in capital expenditures, reduce debt by $12.5 million and pay dividends to stockholders of $2.4 million, or 10 cents per share. After these expenditures cash and cash equivalents increased $34 million to a balance of $66.3 million at June 30, 1996.

         The Company currently has budgeted approximately $18 million in capital expenditures for the remainder of 1996 relating to selective expansion of manufacturing capacity and service equipment investments to meet long-term contract commitments and market requirements. In addition, the Company also contemplates the use of its capital resources for acquisitions to expand its products and services offerings or expand its geographic operations, or both.

         The Company believes that cash flow from operations combined with the unused portion of the revolving credit facility should provide it with sufficient capital resources and liquidity to meet its debt service requirements under the credit facilities and manage its business needs.


PART II  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 14, 1996 the Company held its regular Annual Meeting of Stockholders for 1996 ("the Annual Meeting"). At the Annual Meeting, Hugh A. Goerner and William A. Krause were reelected to three-year terms. The following table sets forth the number of shares that voted for, and for which votes were withheld for the election of each of such person:

                                              For                Withheld
                                              ---                --------
         Hugh H. Goerner                   21,172,728           3,135,557
         William A. Krause                 21,173,842           3,134,443


         Gary D. Nicholson, Charles P. Siess, Jr., Robert L. Howard, William J. Johnson and Gilbert H. Tausch continue their terms as directors of the Company.

         The stockholders of the Company approved an amendment to the Nonemployee Director Stock Option Plan with 18,236,237 votes cast for approval, 2,442,791 votes cast against and 566,596 shares abstaining from voting.

         The stockholders of the Company ratified the appointment of Arthur Andersen LLP as the Company's independent auditors for the year ending December 31, 1996. The ratification of Arthur Andersen LLP as the Company's auditors was approved with 21,209,452 votes cast for approval, 23,179 votes cast against and 12,993 shares abstaining.

         There were no broker nonvotes with respect to either the election of Directors, the amendments to the Nonemployee Stock Option Plan for Nonemployee Directors or the ratification of Arthur Andersen LLP as the Company's independent auditors.

ITEM 5.  OTHER INFORMATION

Private Securities Litigation Reform Act

         In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, the cautionary statements set forth herein identify important factors that could cause actual results to differ materially from those in any forward-looking statements contained in this report. Such trends and factors include changes in the price of oil and gas, changes in the domestic and international rig count, global trade policies, domestic and international drilling activities, world-wide political stability and economic growth, currency fluctuations, including currency fluctuations and monetary restrictions in Venezuela and other countries, government export and import policies, technological advances involving the Company's products, the Company's successful execution of internal operating plans, performance issues with key suppliers and subcontractors, collective bargaining labor disputes, regulatory uncertainties and legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

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

         10.1    Nonemployee Directors Stock Option Plan as amended.

         10.2 Camco Thrift Plan, as amended (incorporated by reference to Exhibit No. 4.6 to the Company's Registration Statement on Form S-8 (Reg. No. 333-09299))

         15.1    Letter Regarding Unaudited Interim Financial Information.

         27.1    Financial Data Schedule

         (b)     Reports on Form 8-K
                 None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





By: /s/  GARY D. NICHOLSON
    ------------------------------------
         Gary D. Nicholson
         Chairman of the Board of Directors
         President and Chief Executive Officer
         (Principal Executive Officer)
         August 9, 1996




By: /s/  BRUCE F. LONGAKER JR.
    ------------------------------------
         Bruce F. Longaker Jr.
         Vice-President Finance and
         Corporate Controller
         (Principal Accounting Officer)
         August 9, 1996

                              INDEX TO EXHIBITS


         10.1 Nonemployee Directors Stock Option Plan as amended (incorporated by reference to Exhibit No. 10.1 to the Company's Registration Statement on Form S-1 (Reg. No. 33-70036)).

         15.1   Letter Regarding Unaudited Interim Financial Information.

         27.1   Financial Data Schedule