Form 10-Q
period 1996-09-30
CAMCO INTERNATIONAL INC
filed 1996-11-13
CIK 913267

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-10718

                            CAMCO INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                   13-3517570
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

   7030 Ardmore, Houston, Texas                                 77054
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (713) 747-4000

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             ----    ----
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 24,289,473 shares of Common Stock ($.01 par value) outstanding at October 29, 1996.

                            CAMCO INTERNATIONAL INC.

                                     INDEX


                                                                   Page
                                                                   No.
PART I - FINANCIAL INFORMATION:

      Report of Independent Public Accountants                     1

      Consolidated Condensed Statements of Operations-
            Three Months and Nine Months ended
            September 30, 1996 and 1995                            2

      Consolidated Condensed Balance Sheets -
            September 30, 1996 and December 31, 1995               3

      Consolidated Condensed Statements of Cash Flows -
            Nine Months ended September 30, 1996 and 1995          4

      Notes to Consolidated Condensed Financial Statements       5-6

      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                 6-11

PART II - OTHER INFORMATION                                       12

PART I        FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Camco International Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of Camco International Inc. (a Delaware corporation) and subsidiaries as of September 30, 1996, and the related consolidated condensed statements of operations for the three months and nine months ended September 30, 1996 and 1995, and the consolidated condensed statements of cash flows for the nine months ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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


Houston, Texas
October 15, 1996

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (unaudited)


                                                                               Three Months                     Nine Months
                                                                            Ended September 30,             Ended September 30,
                                                                          -----------------------         -----------------------
                                                                            1996           1995             1996           1995
                                                                          --------       --------         --------       --------
REVENUES:
   Sales                                                                  $126,601       $116,984         $359,424       $329,438
   Services                                                                 40,702         32,208          116,943         94,288
                                                                          --------       --------         --------       --------
                                                                           167,303        149,192          476,367        423,726
                                                                          --------       --------         --------       --------
COSTS AND EXPENSES:
   Cost of sales                                                            67,978         62,312          194,753        177,407
   cost of services                                                         32,975         28,143           90,113         77,987
                                                                          --------       --------         --------       --------
                                                                           100,953         90,455          284,866        255,394
                                                                          --------       --------         --------       --------
         Gross margin                                                       66,350         58,737          191,501        168,332
Selling, general and administrative expenses                                44,632         43,095          132,991        125,021
Amortization of intangible assets                                            1,603          1,514            4,462          4,415
                                                                          --------       --------         --------       --------
         Operating income                                                   20,115         14,128           54,048         38,896
Interest expense, net                                                          451            891            1,941          2,330
                                                                          --------       --------         --------       --------
Income before provision for income taxes                                    19,664         13,237           52,107         36,566
Provision for income taxes                                                   6,746          3,969           17,478         10,453
                                                                          --------       --------         --------       --------
Net income                                                                $ 12,918       $  9,268         $ 34,629       $ 26,113
                                                                          ========       ========         ========       ========

Net income per share                                                      $    .52       $    .37         $   1.39       $   1.06
                                                                          ========       ========         ========       ========
Average common and common equivalent shares outstanding                     24,927         24,558           24,858         24,522

Cash dividends paid per common share                                      $    .05       $    .05         $    .15       $    .15



The accompanying notes are an integral part of these consolidated condensed financial statements.

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                             September 30,       December 31,
                                                                 1996                1995
                                                             -------------       ------------
                                                              (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                  $      52,628       $     32,290
  Accounts receivable, net                                         143,052            134,406
  Inventories, net                                                 155,032            137,953
  Prepaid expenses and other                                        30,818             30,117
                                                             -------------       ------------
            Total current assets                                   381,530            334,766
                                                             -------------       ------------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                                               3,923              3,919
  Buildings                                                         62,518             61,754
  Machinery and equipment                                          212,207            196,265
  Service equipment                                                 61,209             60,479
                                                             -------------       ------------
                                                                   339,857            322,417
  Accumulated depreciation                                        (210,085)          (188,559)
                                                             -------------       ------------
            Property, plant and equipment, net                     129,772            133,858
                                                             -------------       ------------
INTANGIBLE ASSETS, net                                             201,419            181,262
OTHER ASSETS                                                        12,024             11,381
                                                             -------------       ------------
            Total assets                                     $     724,745       $    661,267
                                                             =============       ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term and current portion of long-term debt           $      10,711       $     12,179
  Accounts payable                                                  41,086             29,847
  Accrued liabilities                                              121,403             92,459
  Income taxes payable                                               5,173             11,973
                                                             -------------       ------------
            Total current liabilities                              178,373            146,458
                                                             -------------       ------------
LONG-TERM DEBT                                                      60,765             71,998
DEFERRED INCOME TAXES                                                7,890              7,045
OTHER LONG-TERM LIABILITIES                                         47,384             37,948
                                                             -------------       ------------
             Total liabilities                                     294,412            263,449
                                                             -------------       ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock $.01 par value, 100,000,000 shares
    authorized, 25,228,115 and 25,193,493 shares
    issued                                                             252                252
  Additional paid-in capital                                       439,626            438,947
  Retained earnings                                                 26,480             (4,375)
  Cumulative translation adjustment                                (18,586)           (18,576)
  Treasury stock, 946,237 and 1,000,000 shares at cost             (17,439)           (18,430)
                                                             -------------       ------------
             Total stockholders' equity                            430,333            397,818
                                                             -------------       ------------
             Total liabilities and stockholders' equity      $     724,745       $    661,267
                                                             =============       ============

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (unaudited)

                                                               Nine Months
                                                            Ended September 30,
                                                            -------------------
                                                             1996        1995
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                         $ 34,629    $ 26,113
        Adjustments to reconcile net income to net cash
            provided by operating activities, net of
            effects of acquisition --
          Gain from sale of assets                             (613)     (2,022)
          Depreciation and amortization                      27,247      24,399
          Provision for deferred and other taxes                756         286
          Increase in accounts receivable                    (2,345)     (6,460)
          Increase in inventories                            (9,247)    (12,159)
          Increase (decrease) in accounts payable             2,648      (2,924)
          Decrease in income taxes payable                   (7,757)    (10,727)
          Increase in accrued liabilities and other          35,195       7,302
                                                           --------    --------
                Net cash provided by operating activities    80,513      23,808
                                                           --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                (16,337)    (12,965)
        Proceeds from sale of property, plant and
          equipment                                             747       7,841
        Business acquisition                                (29,473)     (5,750)
                                                           --------    --------
                Net cash used in investing activities       (45,063)    (10,874)
                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Decrease in borrowings under revolving credit
          facility                                          (10,000)     (5,000)
        Increase (decrease) in other debt                    (2,699)      1,587
        Dividends paid to stockholders                       (3,641)     (3,615)
        Proceeds from exercise of stock options               1,208         421
                                                           --------    --------
                Net cash used in financing activities       (15,132)     (6,607)
                                                           --------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
CASH EQUIVALENTS                                                 20          13
                                                           --------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                    20,338       6,340
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             32,290      35,971
                                                           --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 52,628    $ 42,311
                                                           ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Cash paid for interest                             $  1,941    $  2,330
        Cash paid for income taxes                         $ 25,016    $ 20,709


                 The accompanying notes are an integral part of
               these consolidated condensed financial statements.

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1.       General

       In the opinion of Camco International Inc. and subsidiaries (the "Company") management, the accompanying unaudited consolidated condensed financial statements include all adjustments necessary to present fairly the Company's financial position as of September 30, 1996, and its results of operations for the three and nine months ended September 30, 1996 and 1995, and its cash flows for the nine months ended September 30, 1996 and 1995. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the three months and nine months ended September 30, 1996 may not be indicative of the results for the full year.

       Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2.       Inventories

       Consolidated inventories, net of allowances, are summarized as follows (in thousands):
                                          September 30,      December 31,
                                              1996               1995
                                            -------             ------

Raw materials                               $ 19,467          $ 17,013
Parts and components                          43,549            37,983
Work in process                               20,522            15,670
Finished Goods                                71,494            67,287
                                            --------          --------
                                            $155,032          $137,953
                                            ========          ========

         Work in process and finished goods inventories include the cost of materials, labor and plant overhead. The excess of current replacement cost over the value of inventories based upon the LIFO method was approximately $11.3 million and $10.0 million at September 30, 1996 and December 31, 1995, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

General

         The Company is one of the world's leading providers of oilfield equipment and services for numerous specialty applications in key phases of oil and gas drilling, completion and production, well service and workover. The demand for the Company's products is particularly affected by international and domestic drilling activity, the worldwide price for oil and other factors affecting the exploration and development of oil and natural gas. Such additional factors include worldwide economic conditions, supply and demand for oil and natural gas, seasonal trends and political stability in the oil producing countries.

         Operating income for the three and nine months ended September 30, 1996, was $20.1 million and $54 million, respectively, compared to $14.1 million and $38.9 million for the three and nine months ended September 30, 1995. The substantial increases in operating income were primarily attributable to increased sales of completion products, particularly in the North Sea, Gulf of Mexico, Middle East and Canada, increased sales of electrical submersible pumps (ESPs), improved operations in Nigeria and overall improvement in international drilling and market activity. The Company also benefitted from low levels of indebtedness and cost savings programs implemented in prior periods. The Company expects that fourth quarter 1996 results will continue to benefit from these market trends. Results, however, will be dependent upon market conditions, in particular, the level of international and domestic drilling activity and prevailing prices of oil and natural gas.

Third Quarter Ended September 30, 1996 Compared to Third Quarter Ended September 30, 1995

         Revenues for the quarter ended September 30, 1996 were $167.3 million, an increase of $18.1 million from the comparable quarter in 1995. Product sales in the third quarter were up $9.6 million compared to last year, primarily due to increased completion product sales, increased drill bit revenues and higher ESP sales, including increased sales to the Former Soviet Union (the "FSU"). Services revenues were up $8.5 million, primarily due to increased activity levels in the North Sea and Nigeria, and completion and ESP services in Canada and the United States.

         United States and Canadian revenues of $69 million were up 12% in the third quarter compared to the same quarter last year, primarily due to higher completion product and oil tool services sales by the Company's SITE Oil Tool division in Canada, increased completion products sales in the Gulf of Mexico, increased ESP sales and services by the Company's Reda division and higher drill bit sales by both Reed and Hycalog. Sales were up 20% in the Middle East and Africa to $25.9 million, primarily due to increased completion products and services sales and higher ESP revenues. Sales in Europe increased $14.6 million from the prior year to $32.6 million, principally due to higher ESP sales to the FSU and higher drilling and completion activity in the North Sea. South American revenues were down slightly to $27.4 million in the quarter, primarily due to lower ESP sales. Far East revenues declined $2.4 million from last year to $12.5 million, primarily due to lower ESP sales and decreased completion product revenues.

         Consolidated gross margin increased $7.6 million to $66.4 million, or 39.7% of sales from $58.7 million, or 39.4% of sales in the comparable quarter last year. Most of the increase is due to higher volume and a significant improvement in completion products and services margins due to a favorable product mix.

         Selling, general and administrative expenses ("SG&A") were relatively flat despite the substantial revenue increase at $44.6 million, an increase of $1.5 million over the comparable quarter last year. SG&A costs did not increase to the same extent as revenues as most of the sales increase was in completion products and services which has a lower SG&A component than the

Company's other business lines. SG&A as a percentage of sales, improved to 26.7% compared to 28.9% in the third quarter last year.

         Operating income was $20.1 million in the third quarter, an increase of $6 million, or 42% higher than the same quarter last year. Improved gross margins on significantly higher revenues accounts for most of the operating income increase. Net income increased $3.7 million to $12.9 million for the quarter, despite a higher consolidated effective tax rate in the current quarter due to increased profitability in higher foreign tax jurisdictions. Earnings per share increased 41% from 37 cents in the third quarter last year to 52 cents in the current quarter.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

         Revenues were up 12% in the first nine months of 1996 to $476.4 million from $423.7 million in the first nine months of 1995. Product sales increased $30 million this year to $359.4 million, mostly due to higher sales of completion products and services and ESPs. Services revenues were up 24% to $116.9 million for the nine-month period, primarily due to a significant increase in Nigerian activity, an increase in ESP related service revenues, including Lasalle Engineering's first month under Camco ownership in September 1996, and higher oil tool service revenues in Canada, a direct result of the SITE Oil Tool division acquisition in March 1995.

         United States and Canada revenues during the first nine months of 1996 were 11% higher than last year at $187.5 million. The increase year over year is primarily attributable to increased completion product and oil tool services sales, particularly by SITE in Canada and overall in the U.S., and a significant increase in ESP sales in both the U.S. and Canada. Sales in the Middle East and Africa increased 32% over last year to $81 million during the first nine months of the current year, due to higher completion products and services sales, higher ESP revenues and a significant increase in drill bit sales. Sales were up 45% in Europe to $87.4 million in the first nine months of 1996, primarily due to higher ESP sales to the FSU and a significant increase in drill bit and completion product sales, particularly in the North Sea. Far East sales were down 14% from the prior year at $40.6 million, almost entirely due to lower ESP sales in the region.

         Consolidated gross margin increased on both an absolute basis due to higher sales, and as a percentage of sales due to improved products and services margins during the first nine months of 1996. Gross margin was up $23.2 million over the comparable period last year to $191.5 million. Increased gross margins in the service business as well as higher completion product and drill bit margins raised the consolidated gross margin to 40.2% of sales, a half percent improvement compared to last year.

         SG&A increased $8 million in the first nine months of 1996 to $133 million, but was down as a percentage of sales from 29.5% last year to 27.9% this year to date. The increase in SG&A is directly attributable to the significant increase in sales. As a result of the substantial increase in sales combined with improved gross margins, operating income increased $15.2 million in the first nine months of 1996 to $54 million, an increase of 39% over the prior year.

         Net income increased $8.5 million, or 33%, to $34.6 million in the first nine months of this year despite a higher tax provision resulting from increased profitability in higher foreign tax jurisdictions. Excluding the gain on the sale of the Company's safety division, STOP, included in last year's nine month results, net income from operations was up 41% this year. Earnings per share was $1.39 in the first nine months of 1996 compared with $1.00 last year, excluding the 6 cents per share gain related to the sale of the safety division.

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

         The FSU continues to experience political uncertainty and a shortage of hard currency to finance exploration and production programs. While the Company expects continuing sales of equipment, primarily ESPs into the FSU, the amount and timing of sales of ESPs and other products in the FSU for the remainder of 1996, and into the first part of 1997 are currently uncertain due to the lack of available financing. The political and economic situation in the FSU is expected to continue to impact results, in particular, those of the Company's Reda division, until such time that financing for purchases in the FSU becomes more readily available.

         Camco has significant operations in Nigeria, including coiled tubing services, wireline services and equipment sales and services. In recent years, Nigeria has experienced considerable political instability, high inflation and a significant decline in business activity. In addition, the Nigerian naira ("the naira") devalued significantly during the first quarter 1995, adversely impacting the Company's operating income. Any future devaluation of the naira could further reduce the Company's income. Although activity levels have improved during the last year, the business environment in Nigeria remains volatile and uncertain. Additionally, there is currently pending before the U.S. Congress proposed legislation regarding trade with Nigeria, which, if enacted, could adversely affect the Company's future business in Nigeria.

         Camco has significant equipment sales in Venezuela and also provides coiled tubing and wireline services. In recent years, Venezuela has experienced political instability, high inflation and considerable economic pressure on the allocation of hard currency to the oil production sector. In December 1995, the Venezuelan bolivar (the "B") devalued by approximately 41% versus the U.S. dollar, reducing the Company's operating income. In April 1996, the Venezuelan government lifted all foreign currency exchange controls, and the B devalued by an additional 40%, further reducing the Company's operating income. Since the most recent devaluation, the exchange rate has remained stable. However, any subsequent devaluation of the B could adversely impact the Company's future earnings.

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

Capital Resources and Liquidity

         Cash provided by operating activities was $80.5 million during the nine months ended September 30, 1996, an increase of $56.7 million from the prior year. The majority of the increase in cash flow is attributable to a significant reduction in working capital requirements in the first nine months of 1996 compared to an increase in working capital last year. Although sales and service activity levels are substantially higher this year, trade receivables are up only slightly, inventories have increased in line with activity levels and accrued liabilities associated with ongoing business operations have increased substantially. During the first nine months of 1996, cash was used to fund $16.3 million in capital expenditures, reduce debt by $12.7 million and pay dividends to stockholders of $3.6 million, or 15 cents per share. In addition, Lasalle Engineering Limited was acquired by the Company for $29.5 million in a cash transaction in September 1996. After these expenditures, cash and cash equivalents increased $20.3 million to a balance of $52.6 million at September 30, 1996.

         The Company currently has budgeted approximately $14 million in capital expenditures for the remainder of 1996 relating to selective expansion of manufacturing capacity and service equipment investments to meet long-term contract commitments and market requirements. In addition, the Company also contemplates the use of its capital resources for additional acquisitions to expand its products and services offerings or expand its geographic operations, or both.

         The Company believes that cash flow from operations combined with the unused portion of the revolving credit facility should provide it with sufficient capital resources and liquidity to meet its debt service requirements under the credit facilities and manage its business needs.

PART II  OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

Acquisitions

         On September 5, 1996, the Company announced the acquisition of Lasalle Engineering Limited, an oilfield equipment and service company based in Aberdeen, Scotland. Lasalle specializes in providing oil well production services, project management and ancillary equipment for electrical submersible pumping systems. The acquisition price was $29.5 million in a cash transaction.

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

         10.1 Camco 1996 Savings Related Share Option Scheme (Incorporated by reference to Exhibit No. 4.6 to the Company's Registration Statement on Form S-8 (Reg. No. 333-14817)).

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





By:  /s/ GARY D. NICHOLSON
    --------------------------------------
     Gary D. Nicholson
     Chairman of the Board of Directors
     President and Chief Executive Officer
     (Principal Executive Officer)
     November 13, 1996




By:  /s/ BRUCE F. LONGAKER, JR.
    --------------------------------------
     Bruce F. Longaker Jr.
     Vice-President Finance and
     Corporate Controller
     (Principal Accounting Officer)
     November 13, 1996

                               INDEX TO EXHIBITS

                                                            Page
                                                             No.
15.1     Letter Regarding Unaudited Interim
         Financial Information.                              16

27.1     Financial Data Schedule.                            17