Form 10-K
period 1996-12-31
CAMCO INTERNATIONAL INC
filed 1997-03-17
CIK 913267

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                              NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                             ON WHICH REGISTERED
               -------------------                            ---------------------
          Common Stock, $.01 Par Value                    New York Stock Exchange, Inc.
 Rights to Purchase Common Stock, $.01 Par Value          New York Stock Exchange, Inc.

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          Yes  [X]          No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.           [ ]

     Aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the price at which the stock was sold as of February 28, 1997: $932,191,506.

     Number of shares of common stock outstanding as of February 28, 1997:
24,056,555.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III Items 10, 11, 12 and 13 will be included in a proxy statement to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

================================================================================

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Camco International Inc. and subsidiaries (collectively, "Camco" or the "Company") is one of the world's leading providers of oilfield equipment and services for numerous specialty applications in key phases of oil and gas drilling, completion, and production. Many of the Company's products and services have recognized names in the industry and are associated with technological innovation and quality. Camco operates on a worldwide basis with its equipment and services being sold or used in approximately 50 countries. Approximately 71% of the Company's revenues in 1996 were derived from equipment or services sold or provided outside the United States.

     Camco is the leading world producer of electric submersible pump systems, gas lift systems and synthetic diamond drill bits. Camco also operates one of the largest fleets of coiled tubing units in the United States, is one of the world's two leading providers of subsurface safety valve systems and is the world's third leading provider of roller cone drill bits. Information regarding world markets excludes the former Soviet Union (the "FSU") and China, for which reliable market information is unavailable.

     Camco's business consists of an Oilfield Equipment Segment and an Oilfield Services Segment.

     Oilfield Equipment Segment. Camco's Oilfield Equipment Segment provides a wide range of manufactured oilfield products, principally under the names Reda Pump ("Reda"), Lasalle Engineering ("Lasalle"), Lawrence Technology, Hycalog, Reed Tool ("Reed"), Camco Products and Site Oil Tools ("Site"). Reda manufactures electric submersible pumps ("ESPs") used to lift high volumes of fluids from producing wells. Lasalle, acquired in September 1996, provides oil well production services, project management and ancillary equipment for ESP systems. Lawrence Technology manufactures electric cables and wire used with ESPs. Hycalog manufactures synthetic diamond drill bits, and Reed manufactures roller cone drill bits. Synthetic diamond drill bits have a faster rate of penetration, drill more footage, generally have a higher unit sales price and are used primarily in high cost drilling locations where their relatively higher price can be justified by their corresponding reduction in total drilling time and, therefore, costs. Roller cone drill bits generally have lower unit prices, are less application sensitive and are used in a wider variety of drilling applications. Camco Products manufactures gas lift systems used to increase the volume of production from oil wells, subsurface safety valves used as fail-safe devices to shut-in production in oil and gas wells in emergencies, and packers and other items used in the completion and production phases of oil and gas development. In December 1996, Camco Products expanded its gas lift business by acquiring the artificial lift business line of Halliburton Company. Site Oil Tools, which was acquired by the Company in March 1995, manufactures a full line of packers, accessory equipment and services for the completion of oil and gas wells. The Oilfield Equipment Segment accounted for approximately 84% of Camco's total revenues in 1996.

     Oilfield Services Segment. Camco's Oilfield Services Segment provides a wide range of oilfield services, principally under the names Camco Coiled Tubing Services ("Camco Coiled Tubing") and Camco Wireline. Camco Coiled Tubing provides coiled tubing services and nitrogen services and performs other downhole operations used in the initial completion of wells and in well maintenance and treatment during the productive life of a well. Camco Wireline provides mechanical wireline services used to install or retrieve downhole flow control devices and to obtain reservoir data using specialized instruments. The Oilfield Services Segment accounted for approximately 16% of Camco's total revenues in 1996.

     Selected financial data related to Camco's business segments, foreign and domestic operations, and export sales is set forth in Note 10 of the Notes to the Consolidated Financial Statements included elsewhere herein.

     The Company, which was incorporated in Delaware in 1988, is the successor to Camco, Incorporated, which was incorporated in Texas in 1946. The Company's headquarters are located at 7030 Ardmore, Houston, Texas 77054.

RECENT DEVELOPMENTS

     On February 27, 1997, the Company entered into an agreement to acquire Production Operators Corp, a Delaware corporation ("PROP"), pursuant to an expected tax free merger (the "Merger") in which the stockholders of PROP will receive 1.30 shares of the Company's common stock in exchange for each outstanding share of PROP Common Stock. PROP is a market leader in total responsibility gas compression services. The Company currently expects that the acquisition of PROP will be slightly dilutive to earnings per share of Common Stock in 1997 and begin to be accretive to earnings in 1998.

     Based on the number of shares of PROP Common Stock outstanding as of February 26, 1997, a total of approximately 13,268,330 shares of the Company's Common Stock would be issued in the Merger. In addition, approximately 527,670 shares of the Company's Common Stock would be reserved for issuance by the Company for outstanding options under PROP's benefit plans. The Merger is subject to various conditions, including the receipt of all required regulatory approvals and the expiration or termination of all waiting periods (and extensions thereof) under the Hart-Scott-Rodino Act. Although there can be no assurance that the Merger will close, the Company currently anticipates that the acquisition will be consummated shortly after the receipt of such regulatory approvals and the approval of the Merger by the stockholders of the Company and PROP.

BUSINESS OPERATIONS

OILFIELD EQUIPMENT SEGMENT

     Electric Submersible Pumps. Reda manufactures downhole ESPs. Reda was founded in 1930. An ESP system consists of an electric motor, which provides direct drive to a pump immediately above the motor, and surface control systems. The motor and pump are positioned above the perforation of the production zone at the bottom of the production tubing string in an oil well. ESPs are often the most economical means of lifting high volumes of reservoir fluids (600 to 20,000 barrels per day) to the surface from oil wells which either do not flow naturally or have low natural flow rates. In many cases, use of an ESP makes a well economical to produce where it otherwise would be abandoned. Many ESPs are used in wells where large quantities of water are produced with the oil. As high flow rate wells mature, they will, in most cases, begin to produce large quantities of water. Water also may be present as a consequence of secondary recovery techniques involving the injection of steam or water into the oil-bearing formation to increase oil production. ESPs are also used in deep or deviated wells where other artificial lift systems cannot function reliably.

     Although the actual life of an ESP system is influenced by variable well characteristics such as corrosive and abrasive content in the fluid and by downhole temperatures, the average life of a typical ESP system is approximately 18 months. Upon failure, the ESP system is pulled and either repaired with new components or replaced entirely depending on wear and condition. Reda's network of sales and service centers and responsiveness to replacement demands have been important in developing new markets. Demand for Reda's products is primarily driven by oil prices, replacement of other artificial lift systems and the replacement market for ESPs worldwide.

     Lawrence Technology manufactures cable for submersible pump installations. This specialized cable, capable of withstanding corrosive fluids and the high temperatures encountered downhole, carries the electric current from the surface to the motor located at the production zone. Demand for Lawrence Technology's products is driven primarily by demand for ESPs and by the replacement market for ESP cable worldwide.

     Lasalle Engineering, acquired in September 1996, specializes in providing oil well production services, project management and ancillary equipment for ESPs. Lasalle has led the development of offshore ESP systems and was project manager in Brazil for the first subsea ESP installation in the world.

     Electric submersible pumps and ESP cable accounted for revenues of $234.6 million, $204.8 million and $223.1 million in 1996, 1995 and 1994, respectively.

     Drill Bits. Hycalog manufactures synthetic diamond drill bits. It was founded in 1946 and manufactured its first natural diamond drill bits in 1953. The bits manufactured by Hycalog are polycrystalline diamond compact ("PDC") bits which utilize synthetic diamonds as the primary cutting element. PDC bits allow faster rates of drilling penetration and can drill complete well sections without the need for bit replacement. As a result, they are used in high cost drilling locations (such as offshore or in remote locations) where their advantages reduce drilling time sufficient to justify the high unit sales prices. Hycalog manufactures both steel body bits and matrix bits. Steel body bits are favored for large cutter PDC's used to drill in softer formations at fast rates of penetration. Matrix bits have a tungsten carbide body which makes them better suited for soft to medium formations and better able to resist abrasive drilling fluids. Several different types of diamond bits may need to be used in one well (diamond bits can also be used in conjunction with roller cone bits) as different formations are encountered in drilling a well. As a result, diamond drill bit designs are often custom engineered for specific formation characteristics expected to be encountered. A single PDC bit may drill from several hundred feet to over 20,000 feet depending on the hardness and abrasiveness of the formation. Hycalog's patented "hybrid bit" technology, which combines synthetic and natural diamonds on a single bit, has longer wear life in harder formations than other PDC bits that do not include natural diamonds. PDC bits are often used with a downhole motor.

     Reed manufactures roller cone drill bits and has been an established bit manufacturer since 1916. Reed produces roller cone drill bits for a wide variety of oil and gas well drilling applications. Roller cone bits consist of a steel body and three rotating cones which have cutting teeth. Reed manufactures bits with milled teeth and with tungsten carbide insert teeth, which have a longer life in harder formations. A number of different sizes of bits are used during the drilling of the well, and the bits are generally dulled during the drilling process. Drilling an average well in the United States to a depth of 6,000 feet typically might consume four to six roller cone bits. The bits are manufactured for inventory in a variety of standard sizes. Reed has proprietary nozzle designs (Mudpick and Mudpick II trademarks) used in its drill bits. Mudpick allows the drilling fluid to clean the bit more effectively while drilling, which increases rates of drilling penetration by up to 25%. By providing a sweeping effect across the interface of the teeth and rock, Mudpick II hydraulics improve the removal of the cuttings (in addition to cleaning the bit) and further improve the rate of drilling penetration. Reed also holds a patent for a threaded ring bearing design that significantly reduces the likelihood of losing a cone from the drill bit in the well when it becomes worn and, as a result, reduces the likelihood of costly retrieval operations. The combination of Mudpick II hydraulics and the threaded ring bearing was introduced as enhanced hydraulic performance ("EHP") bits in 1992. Demand for Camco's drill bit products is primarily driven by levels of drilling activity worldwide.

     Drill bits accounted for revenues of $193.4 million, $180.6 million and $156.5 million in 1996, 1995 and 1994, respectively.

     Completion Equipment. Camco Products manufactures gas lift systems, downhole safety valves used in oil and gas well completions, packers and accessory equipment. Camco began distributing gas lift systems in 1946 and started manufacturing its own equipment in 1951. Gas lift systems consist principally of mandrels containing gas lift valves which are placed in the production tubing string of an oil well. Gas is compressed and injected from the surface down the annulus between the production tubing and casing, enters the tubing through the gas lift valves, and lifts the oil in the production tubing to the surface. The gas is then separated from the oil at the surface, compressed and reinjected downhole, forming a closed-loop system. Gas lift is usually the most economic method of lifting fluid when natural gas is produced with the oil or is available from other wells for injection.

     Safety valve systems are typically installed several hundred feet below the well head in an oil or gas well and connected to surface control equipment. If loss of control pressure at the surface occurs, the valve automatically closes, thereby preventing a potential blowout and environmental harm. Safety valves, made by certified manufacturers, are required by regulation in offshore wells and other environmentally sensitive areas of the United States and many foreign locations.

     Camco Products' other completion equipment includes packers, expansion joints and sliding sleeves, as well as equipment to facilitate wireline operations in a well. Demand for equipment manufactured by Camco Products is principally driven by the level of offshore well completions worldwide.

OILFIELD SERVICES SEGMENT

     Coiled Tubing Services. Camco Coiled Tubing provides coiled tubing and nitrogen services in the United States, Nigeria and Venezuela. Camco Coiled Tubing operates a fleet of approximately 55 coiled tubing units and 105 nitrogen pumping units. Nitrogen pumping has various oilfield applications including pipeline purging. Coiled tubing is flexible steel tubing with a diameter of up to 3 1/2 inches manufactured in lengths of thousands of feet and wound or coiled around a large reel mounted on a truck or a skid unit. Coiled tubing is inserted into wells to perform various well-servicing operations, including the injection of nitrogen to clean out debris from the well and the injection of chemicals for well treatment. Because the coiled tubing can be inserted through the wellhead into the production tubing, it can be used to perform workovers without using a larger, more costly workover rig. The other principal advantages of employing coiled tubing in a workover include (i) not having to "kill" the well during such operations, thereby reducing the risk of formation damage to the well, (ii) the ability to reel continuous coiled tubing in and out of a well significantly faster than conventional pipe, which must be jointed and unjointed, (iii) the ability to direct fluids into a wellbore with more precision, allowing for localized stimulation treatments and providing a source of energy to manipulate downhole tools and (iv) enhanced access to remote or offshore fields due to the smaller size and mobility of a coiled tubing unit.

     Camco Coiled Tubing principally operates in the United States, Nigeria and Venezuela, and, through a joint venture, in the FSU. Demand for Camco Coiled Tubing's services is primarily driven by the level of oil and gas well service and workover activity in the United States, Nigeria and Venezuela. Well service and workover activity is driven by energy prices. The Company believes the demand for coiled tubing services will grow due to continued technological improvements that have increased the dependability and durability of tubing, and the range and types of services available.

     Coiled tubing services accounted for revenues of $68.1 million, $64.7 million and $62.4 million in 1996, 1995 and 1994, respectively.

     Wireline Services. Camco Wireline provides mechanical wireline (or slickline) services. Mechanical wireline services are distinct from electric wireline services used for geologic data collection and interpretation. A wireline is a piano-wire sized smooth cable with which special tools can be lowered into the well bore to place or retrieve equipment, such as a gas lift valve or a downhole safety valve, or to measure and record bottom hole data to determine the condition of producing wells. These services are performed under full well pressure without the need to "kill" the well. Camco Wireline provides services in the United States and worldwide to offshore markets where the majority of gas lift systems and safety valves are used. Demand for Camco Wireline's services is primarily driven by the level of completions and workovers worldwide.

SALES, SERVICE AND DISTRIBUTION

     The Company markets its products in each of its three operating groups primarily through its own sales organization, providing technical assistance to customers on the application of various products. In certain international locations, products are distributed through independent sales agents who have access to technical support from each of the Company's operating groups. Camco maintains finished goods and repair parts inventories at various stocking points and service centers around the world. Inventories are replenished from the production of the Company's manufacturing facilities based on expected business levels and customer requirements.

     In recent years, a number of major oil and gas producers along with many leading oilfield equipment and service producers, including Camco, have entered into business alliances in an attempt to reduce or better control the overall cost to find, drill, complete and produce oil and gas. These alliances involve relatively long-term supply and service arrangements. The Company's management believes that as alliances become more prevalent, most of its key customers will select alliance partners primarily on a product-by-product basis, particularly for the higher technology, value added equipment and services which constitute most of Camco's business. Camco has successfully entered into alliances in various regions around the world and with respect to several of its key products.

CUSTOMERS

     Camco's customers are primarily major and independent oil and gas companies and foreign national oil companies. No single customer accounted for more than 10% of Camco's total revenues in 1996, but the loss of a major oil company or certain foreign national oil companies as a customer would be significant.

INTERNATIONAL OPERATIONS

     Camco's equipment and services are used in approximately 50 countries by U.S. customers operating abroad and by foreign customers. Sales of equipment and services outside of the United States accounted for 71%, 70% and 69% of total revenues in 1996, 1995 and 1994, respectively. Certain of Camco's international operations are subject to special risks inherent in doing business outside the United States such as risks of war, boycotts, civil disturbances and governmental activities, including currency restrictions and arbitrary imposition of taxes. See Note 10 to the Consolidated Financial Statements included elsewhere herein for additional financial data related to Camco's revenues by geographic region.

     The Company wholly owns all of its foreign subsidiaries engaged in manufacturing outside of the United States and wholly owns most of its sales and service operations outside of the United States. Government-owned petroleum companies located in some of the countries in which Camco operates have adopted policies (or are subject to governmental policies) giving preference to the purchase of goods and services from companies that are majority owned by local nationals. As a result of such policies, Camco relies on joint ventures, license arrangements and other business combinations with local nationals in these countries. Camco is a participant in joint ventures or a shareholder in corporations in Abu Dhabi, Dubai and Ras Al Khaimah in the United Arab Emirates, Egypt, Colombia, Malaysia, Brunei, Indonesia, Norway and the FSU.

     The Company has significant operations in Nigeria, Venezuela and the FSU, areas which have experienced political instability, high inflation and significant currency fluctuations in recent years. Given the dynamic political and economic environment in each of these areas, business activity is expected to remain somewhat volatile from year to year. Exposure to these risks is actively monitored by management and action taken when appropriate under the circumstances to limit such exposures. Despite these actions, there can be no assurance that volatility in these markets will not adversely impact the Company's operations.

     Camco operates in various foreign countries and is, therefore, subject to currency fluctuations in these countries. Changes in the value of the U.S. dollar against these currencies will affect the Company's results of operations and financial position. Camco conducts a portion of its business in highly inflationary environments such as South America, Mexico and Nigeria. The effect of currency rate changes in these countries is reflected in the results of operations in accordance with Statement of Financial Accounting Standards No. 52.

     In 1996, the Company recorded translation losses of $4.8 million, primarily due to the devaluation of the Venezuelan bolivar in April 1996. In 1995, translation losses were $5.7 million including approximately $4 million due to the devaluation of the bolivar in December 1995 and approximately $1 million due to the significant devaluation of the naira in Nigeria. Additionally, during 1995 and 1996 the cumulative translation account, a component of stockholders' equity, reflected gains of $.5 million and $7.1 million, respectively, primarily due to the strengthening of the U.K. pound sterling versus the U.S. dollar. The Company actively monitors foreign subsidiaries' net asset positions denominated in foreign currencies and takes actions when appropriate under the circumstances to limit its risk to currency fluctuation and devaluation.

MANUFACTURING AND RAW MATERIALS

     Most of Camco's equipment products are made from steel and steel alloys which are machined to some degree of close tolerance in the manufacturing process. Machined pieces are inspected against product specifications and assembled. Some products are performance tested after assembly. Some parts are purchased in finished form from qualified suppliers when it is not economical for Camco to perform the machining, or when the material, such as elastomers, is other than steel. Camco has more than one source for every material it requires in the manufacture of its products.

RESEARCH AND PRODUCT DEVELOPMENT

     Camco's business strategy is to be an industry leader in technically demanding oilfield equipment and services markets. Camco attempts to keep each of its key products at the forefront of engineering and technical advances, and each business unit has ongoing programs to advance this goal. In 1996, 1995 and 1994, total research and development expenditures were $26.3 million, $24.3 million and $23.8 million, respectively.

PATENTS AND TECHNOLOGY

     At February 28, 1997, Camco had approximately 275 U.S. patents and 425 foreign patents in effect with approximately 60 U.S. patent applications and approximately 175 foreign patents pending. Camco has been diligent in obtaining patents to protect its technological developments. There is, however, no patent or group of related patents which would enable any Camco division to dominate its industry and no single patent or group of related patents that is material to Camco's business.

SEASONALITY

     Demand for Camco's equipment and services is subject to some seasonality factors. Higher activity generally is experienced in the fall and winter. Demand generally increases in the second half of the year as a result of industry spending patterns as well as economic factors that affect the Company's customers, such as increased cash flow from winter demand for natural gas. In addition, in cold weather climates activity generally slows in the spring due to both difficulty in moving equipment and government restrictions on moving heavy equipment on affected roadways during the spring thaws. Weather conditions in the North Sea and Arctic areas (during the winter) and in the Gulf of Mexico (during the summer and early fall) can cause temporary disruptions to activity in areas in which Camco operates.

ORDER BACKLOG

     At December 31, 1996, the Company's backlog of firm orders for products and equipment was approximately $76.5 million compared to approximately $53.9 million at December 31, 1995. Substantially all of such orders are expected to be filled in 1997.

INDUSTRY CONDITIONS

     Demand for and pricing of Camco's equipment and services depends primarily upon the number of oil and gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of well service and workover activity worldwide. Drilling, completion and workover activity in turn is largely dependent on the level and volatility of oil and natural gas prices.

     Pricing for crude oil and natural gas continued to trend upward in 1996. West Texas Intermediate ("WTI") crude prices averaged $3.75 per barrel higher than 1995, or $22.16 for the year. U.S. natural gas prices averaged $2.52 per MCF in 1996, or 80 cents higher than the previous year. As a result of these higher overall commodity prices, 1996 worldwide drilling activity increased, after a slight decline in 1995. Average rig count activity for the previous three years is summarized in the table below:

               RIG COUNT                  1996     1995     1994
               ---------                  -----    -----    -----
United States...........................    779      723      775
Canada..................................    270      231      261
                                          -----    -----    -----
          North America.................  1,049      954    1,036
International...........................    792      759      734
                                          -----    -----    -----
          Worldwide.....................  1,841    1,713    1,770
                                          -----    -----    -----

     Worldwide demand for crude oil is forecast to increase by 2% to 3% per year through the turn of the century. Although oil prices are expected to soften somewhat in 1997 from unusually high prices in late 1996, the Company expects oil prices to average between $18 and $22 per barrel. U.S. natural gas prices are also expected to decline from the high levels of 1996. Provided that oil prices remain within this range and natural gas prices are not unusually weak, the Company expects activity levels in North America to increase modestly in 1997. Canadian activity is expected to remain near the high activity levels of 1996.

     The international rig count increased for the second consecutive year, up 4% in 1996 to an average rig count of 792. Activity levels are expected to increase in South America as western oil companies proceed to drill, and develop properties leased from government oil companies in 1996. The Company expects a modest increase overall in worldwide drilling, completion and production activities.

     Russian oil production continues to decline, representing a significant opportunity for western companies to provide oilfield equipment and services to increase production in that country. Since early 1994, only limited project financing and hard currency has been available to fund oilfield equipment purchases and the Company's sales, primarily of ESPs, have declined significantly over the past three years, from a peak level in 1993.

     Industry conditions will continue to be influenced by numerous factors over which Camco has no control, including the level and volatility of world oil and gas prices, production levels of the Organization of Petroleum Exporting Countries ("OPEC") and general activity levels of oil and gas producers worldwide. Although it is impossible to predict the impact of such factors on the Company, management believes these risks are acceptable. However, there can be no assurance that any one of these factors would not have a material adverse effect on its operations.

BUSINESS STRATEGY

     Camco's business strategy is to be an industry leader in technically demanding oilfield equipment and services markets where the Company's technology and high quality products and services make it possible for customers to produce oil and gas in increasingly remote and technically demanding environments. The Company provides customers with technical innovations in its products and services which lower their costs to find and produce oil and gas. The Company seeks to minimize the effect of volatility of oil and gas prices and to maximize profitability under varying market conditions by managing its cost structure in response to changes in its markets.

     Consistent with the Company's business strategy, Camco's equipment and services are focused on serving difficult drilling and production environments, providing value added applications and developing innovative solutions to customer problems. Camco seeks to maintain a reputation for offering advanced technology through an ongoing research and development program. This commitment is evidenced by numerous drilling records set over the past three years by both Reed Tool and Hycalog. In addition, Camco's Products and Services business unit was awarded the A.S.M.E. Best Mechanical Engineering Achievement Award for its patented system for "Drilling with Coiled Tubing" at the 1995 Offshore Technology Conference ("OTC").

Field tests of this technology are ongoing and based on early results, drilling with coiled tubing continues to show promise as a means to economically produce smaller infield oil reserves. Reed was also a runner-up at the 1995 OTC for its new "PMC" drill bit design using a patented manufacturing process.

COMPETITION

     Camco's equipment and services are sold in highly competitive markets and its sales and earnings can be affected by competitive actions such as price changes, new product developments, or improved availability and delivery. Camco competes with a large number of companies, some of which are larger than the Company, have greater financial resources and offer substantially broader product and service lines. The Company believes that competition for sales of its products and services is based on numerous factors, including quality, performance and reliability, availability, technological advances and price.

     Camco is responding to this highly competitive environment through efforts both to reduce the actual cost of its products and to increase their economic value to the customer. Camco's design engineers and manufacturing engineers have worked toward reducing the cost of manufacturing products to permit lower selling prices while maintaining the technical qualities that the various markets require. In addition, Camco's research and development efforts are focused on improving a product's economic value to the customer by improving its performance, thereby allowing Camco to compete on technology rather than on price alone.

     The principal competitors in ESPs are Centrilift (a division of Baker Hughes), Oil Dynamics Inc. (a division of Franklin Electric), and ESP Inc. (a division of Wood Group).

     Camco's principal competition in drill bits comes from Hughes Christensen (a division of Baker Hughes), Smith International and Security DBS (a division of Dresser Industries).

     Competition for gas lift equipment comes primarily from a division of Weatherford Enterra. Baker Hughes and Halliburton Energy Services are the principal competitors in safety valves.

     The primary competitors for coiled tubing and nitrogen services are Halliburton, Dowell (a division of Schlumberger) and BJ Services. Competition for mechanical wireline services comes primarily from Halliburton and numerous small regional companies.

OPERATING RISKS AND INSURANCE

     Camco's operations are subject to hazards inherent in the oil and gas industry, such as fire, explosion, blowouts and oil spills that can cause personal injury or loss of life, damage to property, equipment, the environment and marine life, and suspension of operations. In addition, claims for loss of oil and gas production and damages to formations can occur in the completion and workover business. Litigation arising from a catastrophic occurrence at a location where Camco's products are used may in the future result in the Company being named as a defendant in lawsuits asserting potentially large claims. The Company maintains insurance coverage that it believes to be customary in the industry against these hazards. The Company maintains general liability and property damage insurance, as well as product liability, business interruption and other insurance, and self-insures against workers' compensation claims. However, insurance may not provide complete protection against casualty losses. Further, no assurance can be given that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable.

     Although the Company believes it will be able to obtain insurance coverage adequate for its current operations, a successful liability claim for which the Company is underinsured or uninsured could have a material adverse effect on the Company.

     Camco has safety and environmental compliance programs staffed by full time professional employees. In addition, Camco involves all levels of executive and operating management in a continuous effort to improve its safety and environmental record.

EMPLOYEES

     At December 31, 1996, the Company had approximately 4,570 employees worldwide, including approximately 1,950 whom were employed in international locations. Approximately 550 employees at December 31, 1996 are represented under collective bargaining agreements in two of its manufacturing facilities in the United States and one international plant in Belfast. The Company believes that its relations with its employees are satisfactory.

ENVIRONMENTAL MATTERS AND REGULATIONS

     Camco's business is affected both directly and indirectly by governmental regulations relating to the oil and gas industry in general, as well as environmental and safety regulations that apply specifically to Camco's business. Various Federal, state and local laws and regulations governing the discharge of materials into the environment, or otherwise relating to the protection of public health and the environment, may affect Camco's operations, expenses and costs. Environmental regulations have increasingly limited and restricted activities that may have an impact on the environment, such as emissions of air and water pollutants, generation and disposal of wastes, and use and handling of hazardous substances. These limitations and restrictions have increased operating costs for Camco and other similar businesses. In addition, it is reasonable to expect that the costs of compliance will continue to increase in the foreseeable future.

     The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "superfund" law, imposes liability, regardless of fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the current or previous owner and operator of a facility and companies that disposed or arranged for the disposal of the hazardous substance found at a facility. CERCLA also authorizes the Environmental Protection Agency (the "EPA") and, in some cases, private parties to take actions in response to threats to the public health or the environment and to seek recovery from such responsible classes of persons of the costs of such actions. In the course of its operations, Camco has generated and will generate wastes that may fall within CERCLA's definition of "hazardous substances." In addition, prior owners or operators at current or past Camco sites may have disposed of hazardous substances on these properties. Camco may be responsible under CERCLA for all or part of the costs to clean up facilities at which such substances have been disposed.

     Camco's operations may generate wastes that are subject to the Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The EPA has limited disposal options for certain hazardous wastes and may adopt more stringent disposal standards for nonhazardous wastes. In addition, RCRA includes a statutory exemption that allows oil and gas exploration and production wastes to be classified as non-hazardous wastes. A similar exemption is contained in many of the state counterparts to RCRA. If oil and gas exploration and production wastes were required to be managed and disposed of as hazardous wastes, either as a result of changes in RCRA or the imposition of more stringent state regulations, domestic oil and gas producers, including many of the Company's customers, could be required to incur substantial obligations with respect to such wastes. Because of the potential impact on the Company's customers, any regulatory changes that impose additional restrictions or requirements on the disposal of oil and gas wastes could adversely effect demand for the Company's services and products.

     Camco is also subject to laws and regulations concerning occupational health and safety. These laws, such as the Federal Occupational Safety and Health Act ("OSHA") and comparable state statutes, establish standards that apply generally to businesses in the manufacturing sector, including Camco's businesses.

     Camco is also subject to laws and regulations concerning transportation and pipeline operations. These laws, under the Department of Transportation, establish standards that apply generally to businesses in the oilfield sector, including Camco's businesses.

     The Company believes that it is currently in compliance in all material respects with the requirements of transportation, environmental and occupational health and safety laws and regulations. Because such laws and regulations are frequently changed, the Company is unable to predict the impact that such laws and regulations may have on the Company's business.

ITEM 2. PROPERTIES

     Camco's principal facilities are as shown in the table below:

                                                                    APPROXIMATE
                                                                     BUILDING
                                     OWNED/            LAND            SPACE
           LOCATION                  LEASED           (ACRES)      (SQUARE FEET)             DESCRIPTION
           --------              ---------------   -------------  ---------------            -----------
UNITED STATES
Reda
  Bartlesville, OK.............      9 acres                 21         410,000    Manufacturing facility and
                                 owned/12 acres                                    offices
                                    leased(a)
  Bartlesville, OK.............       Owned                 0.5         175,000    Offices
Reed
  Houston, TX..................       Owned                  36         535,000    Manufacturing facility and
                                                                                   offices
Lawrence Technology
  Lawrence, KS.................       Owned                  41         330,000    Manufacturing facility and
                                                                                   offices
Camco Products
  Houston, TX..................       Owned                  37         400,000    Manufacturing facility and
                                                                                   offices
  Garland, TX..................     Leased(b)                 8          84,000    Manufacturing facility and
                                                                                   offices
  North Slope, Alaska..........     Building                  9          45,000    Warehouses, repair facility and
                                   owned/Land                                      offices
                                    leased(c)
Hycalog
  Houston, TX..................     Leased(d)               0.5          40,000    Manufacturing facility and
                                                                                   offices
CANADA
Site
  Calgary, Alberta.............     Leased(e)                 1          40,000    Manufacturing facility and
                                                                                   offices
SINGAPORE
Reda
  Jurong.......................     Building                 11         220,000    Manufacturing facility and
                                   owned/Land                                      offices
                                    leased(f)
Reed
  Jurong.......................     Building                  6          95,000    Manufacturing facility and
                                   owned/Land                                      offices
                                    leased(g)
UNITED KINGDOM
Camco Products
  Belfast, Northern Ireland....     Building                 16         150,000    Manufacturing facility and
                                   owned/Land                                      offices
                                    leased(h)
Hycalog
  Stonehouse, England..........       Owned                   4          75,000    Manufacturing facility and
                                                                                   offices
Lasalle
  Inverurie, Scotland..........       Owned                   3          41,000    Manufacturing facility and
                                                                                   offices
VENEZUELA
Camco Products
  Las Morochas.................       Owned                  13          75,000    Manufacturing facility,
                                                                                   warehouses and offices
  Maracaibo....................     Leased(i)               2.5          42,000    Manufacturing facility and
                                                                                   offices

---------------

(a) Lease expires May 25, 2037.

(b) Lease expires December 10, 1999.

(c) Lease expires July 8, 2019.

(d) Lease expires March 31, 1999.

(e) Lease expires May 31, 1997.

(f) Lease expires October 1, 2009.

(g) Lease expires May 16, 2011.

(h) Lease expires November 7, 2987.

(i) Lease expires December 31, 1998.

     In addition, as of December 31, 1996, Camco owned 18 sales, service and other facilities in the United States and 6 in foreign countries and leased 32 sales and service centers in the United States and 57 in foreign countries.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in various lawsuits and claims arising in the normal course of business. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock, $.01 par value, has traded on the New York Stock Exchange under the symbol "CAM" since December 10, 1993. The following table sets forth, for the periods indicated, the high and low sales prices of the Common Stock as reported on the NYSE Composite Tape and dividends per share.

                                                                  PRICE RANGE
                                                              --------------------
                                                                HIGH        LOW       DIVIDENDS
                                                                ----        ---       ---------
1996
  First quarter.............................................    $32 3/8     $25 1/4     $.05
  Second quarter............................................     37          30 1/2      .05
  Third quarter.............................................     37 1/2      32 1/4      .05
  Fourth quarter............................................     47 1/4      36 3/4      .05
1995
  First quarter.............................................    $20 5/8     $16 5/8     $.05
  Second quarter............................................     24 3/4      20 1/4      .05
  Third quarter.............................................     25 1/8      21 3/4      .05
  Fourth quarter............................................     28 3/8      20 3/4      .05

     As of February 28, 1997, there were 63 record holders of the Common Stock. This number does not include the number of security holders for whom shares are held in a "nominee" or "street" name.

     The Company has paid quarterly dividends of $.05 per share since its initial public offering in December 1993, or a total of $.20 per share in 1996. Subject to market conditions and other factors, the Company intends to continue paying regular quarterly dividends on its Common Stock. In addition, as long as any amount is outstanding under the Company's term loan facility, the Company is restricted by a covenant limiting the cumulative payment of dividends if the payment of such dividends results in the Company's net worth falling below acceptable minimum levels. This restriction has not had any impact on the Company's ability to pay its regular quarterly dividends to stockholders. Because the Company operates some of its business, particularly its international operations, through subsidiaries, its ability to pay dividends is partly dependent upon its ability to receive dividends and other payments from its subsidiaries.

ITEM 6. SELECTED FINANCIAL INFORMATION

     The following selected historical financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements, including the notes thereto, included elsewhere herein.

                                                   AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1996       1995       1994       1993       1992
                                              --------   --------   --------   --------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING RESULTS:
  Revenues..................................  $672,732   $595,131   $590,103   $586,281   $499,574
  Cost of sales and services................   403,521    362,299    380,914    381,705    347,757
                                              --------   --------   --------   --------   --------
     Gross margin...........................   269,211    232,832    209,189    204,576    151,817
  Selling, general and administrative
     expenses...............................   183,985    170,840    159,140    157,456    153,047
  Amortization of intangible assets.........     6,460      6,022      6,036      6,664      7,065
  Other income, technology fee(a)...........        --         --         --         --    (14,476)
  Nonrecurring charges(b)...................        --         --         --         --     33,200
                                              --------   --------   --------   --------   --------
     Operating income (loss)................    78,766     55,970     44,013     40,456    (27,019)
  Interest expense, net.....................     2,574      4,034      3,926     12,480     13,622
                                              --------   --------   --------   --------   --------
  Income (loss) before provision (benefit)
     for income taxes and cumulative effect
     of change in accounting principle......    76,192     51,936     40,087     27,976    (40,641)
  Provision (benefit) for income taxes......    25,684     15,618     11,614      8,105    (12,218)
                                              --------   --------   --------   --------   --------
  Income (loss) before cumulative effect of
     change in accounting principle.........    50,508     36,318     28,473     19,871    (28,423)
  Cumulative effect of change in accounting
     principle, net of benefit for income
     taxes(c)...............................        --         --         --    (10,660)        --
                                              --------   --------   --------   --------   --------
  Net income (loss).........................  $ 50,508   $ 36,318   $ 28,473   $  9,211   $(28,423)
                                              ========   ========   ========   ========   ========
  Earnings Per Share(d):
  Income before cumulative effect of change
     in accounting principle................  $   2.03   $   1.48   $   1.13   $    .79
  Cumulative effect of change in accounting
     principle..............................        --         --         --       (.42)
                                              --------   --------   --------   --------
  Net income................................  $   2.03   $   1.48   $   1.13   $    .37
                                              ========   ========   ========   ========
BALANCE SHEET DATA:
  Working capital...........................  $198,015   $188,308   $165,719   $168,882   $225,102
  Total assets..............................   749,014    661,267    634,522    661,285    723,344
  Long-term debt(e).........................    70,420     71,998     86,122    106,440    209,244
  Stockholders' equity......................   439,219    397,818    363,793    356,138    341,545
OTHER:
  Depreciation and amortization.............    39,435     31,876     32,764     32,293     35,881
  Capital expenditures......................    33,533     25,883     24,486     16,787     23,430
  Research and development..................    26,267     24,293     23,804     19,793     27,139
  Dividends per share.......................       .20        .20        .20         --         --

---------------

(a) Income recognized by Camco related to a technology transfer agreement with a major defense contractor in Slovakia.

(b) Charges incurred by Camco related to severance and termination expenses and legal fees and other charges related to antitrust litigation involving its drill bit business.

(c) The Company changed to the accrual method of accounting for post retirement benefits other than pensions effective January 1, 1993.

(d) Earnings per share for 1993 has been calculated based on the average common equivalent shares outstanding subsequent to the Company's initial public offering on December 10, 1993.

(e) Long-term debt in 1992 includes debt payable to Pearson Plc, Camco's parent company prior to December 10, 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with "Selected Financial Information" and the Consolidated Financial Statements, and related notes thereto, included elsewhere herein.

GENERAL

     Demand for and pricing of Camco's equipment and services depends primarily upon the number of oil and gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of well service and workover activity worldwide. Drilling, completion and workover activity in turn is largely dependent on the level and volatility of oil and natural gas prices.

     Pricing for crude oil and natural gas continued to trend upward in 1996. West Texas Intermediate ("WTI") crude prices averaged $3.75 per barrel higher than 1995, or $22.16 for the year. U.S. natural gas prices averaged $2.52 per MCF, in 1996, or 80 cents higher than the previous year. As a result of these higher overall commodity prices, 1996 worldwide drilling activity increased, after a slight decline in 1995. Average rig count activity is summarized in the table below:

                                                              1996    1995    1994
                                                              -----   -----   -----
RIG COUNT
United States...............................................    779     723     775
Canada......................................................    270     231     261
                                                              -----   -----   -----
          North America.....................................  1,049     954   1,036
International...............................................    792     759     734
                                                              -----   -----   -----
          Worldwide.........................................  1,841   1,713   1,770
                                                              -----   -----   -----

     Worldwide demand for crude oil is forecast to increase by 2% to 3% per year through the turn of the century. Although oil prices are expected to soften somewhat in 1997 from unusually high prices in late 1996, the Company expects oil prices to average between $18 and $22 per barrel. U.S. natural gas prices are also expected to decline from the high levels of 1996. Provided that oil prices remain within this range and natural gas prices are not unusually weak, the Company expects activity levels in North America to increase modestly in 1997. Canadian activity is expected to remain near the high activity levels of 1996.

     The international rig count increased for the second consecutive year, up 4% in 1996 to an average rig count of 792. Activity levels are expected to increase in South America as western oil companies proceed to drill and develop properties leased from government oil companies in 1996. The Company expects a modest increase in overall worldwide drilling, completion and production activities.

     Oil production in the FSU continues to decline, representing a significant opportunity for western companies to provide oilfield equipment and services to increase production in that country. Since early 1994, only limited project financing and hard currency has been available to fund oilfield equipment purchases and the Company's sales, primarily of ESPs, have declined significantly over the past three years, from a peak level in 1993.

     Camco operates in various foreign countries and is, therefore, subject to currency fluctuations in these countries. Changes in the value of the U.S. dollar against these currencies will affect the Company's results of operations and financial position. Camco conducts a portion of its business in highly inflationary environments such as South America, Mexico and Nigeria. The effect of currency rate changes in these countries is reflected in the results of operations in accordance with Statement of Financial Accounting Standards No. 52.

     In 1996, the Company recorded translation losses of $4.8 million, primarily due to the devaluation of the Venezuelan bolivar in April 1996. In 1995, translation losses were $5.7 million, including approximately $4 million due to the devaluation of the bolivar in December 1995 and approximately $1 million due to the significant devaluation of the naira in Nigeria. Additionally, during 1995 and 1996 the cumulative translation account, a component of stockholders' equity, reflected gains of $.5 million and $7.1 million, respectively, primarily due to the strengthening of the U.K. pound sterling versus the U.S. dollar. The Company actively monitors foreign subsidiaries' net asset positions denominated in foreign currencies and takes actions when appropriate under the circumstances to limit its risk to currency fluctuation and devaluation.

     The distribution of Camco's revenues by geographic region is shown below, based upon the region in which equipment or services were sold or provided to the customer:

                                                             YEARS ENDED DECEMBER 31
                                                             ------------------------
                                                              1996     1995     1994
                                                             ------   ------   ------
                                                                  (IN MILLIONS)
United States and Canada...................................  $263.4   $234.6   $224.5
Europe (including FSU).....................................   122.4     86.8    118.1
Middle East and Africa.....................................   116.9     89.8     98.1
Mexico and Central and South America.......................   112.0    118.3     88.2
Far East...................................................    58.0     65.6     61.2
                                                             ------   ------   ------
                                                             $672.7   $595.1   $590.1
                                                             ======   ======   ======

     See Note 10 to the Consolidated Financial Statements contained elsewhere in this report for further information related to Camco's business segments and revenues by geographic region. The information in Note 10 is based on the source from which the equipment and services originated.

                             RESULTS OF OPERATIONS

1996 COMPARED TO 1995

     Consolidated revenues for 1996 increased $77.6 million, or 13%, from 1995 to a record $672.7 million. This increase reflects the overall increase in worldwide drilling and completion activity and includes the effect of increased revenues attributable to business acquisitions by the Company over the past two years. Oilfield equipment revenues were up 15% to $568.3 million in 1996, led by a 31% increase in completion product sales, particularly in the United States and Canada, Middle East and Africa and the North Sea. ESP revenues increased $29.8 million, or 14.6%, primarily due to higher sales in the United States, Middle East and Africa and Europe, which included increased sales to the FSU and additional sales resulting from the acquisition of Lasalle in September. In addition, drill bit sales increased 7% to $193.3 million, with increased revenues in most regions of the world. Oilfield services revenues were up 2.6% to $104.4 million as an increase in coiled tubing revenues in Nigeria and wireline revenues in the North Sea were somewhat offset by slightly lower coiled tubing revenues in the United States.

     Revenues in the United States and Canada increased $28.8 million, or 12.2%, from $234.6 million in 1995 to $263.4 million in 1996. Increased Canadian completion product sales by Site and a 14.5% increase in United States equipment sales, reflecting overall activity increases, accounts for the majority of the increased revenue. Revenues from sales outside of North America in 1996 were $48.8 million higher than the previous year at $409.3 million. European sales were up 41% compared to 1995, including a $12 million increase in ESP sales to the FSU after two consecutive years of decline. North Sea revenues in 1996 also were up significantly, primarily due to increased completion products and services revenues, record PDC bit revenues and the addition of Lasalle late in the third quarter. Revenues increased by more than 30% in the Middle East and Africa, primarily due to higher sales of completion products and ESPs into that region. Partially offsetting these revenue increases, Far East sales were significantly lower compared to 1995, primarily due to decreased ESP sales and lower completion products sales.

     Gross margins increased $36.4 million to $269.2 million, or 40% of revenues in 1996, from $232.8 million, or 39.1% of revenues in 1995. The majority of the margin increase is attributable to higher revenues and better margins on oilfield services resulting from cost reduction programs begun in previous years.

     Selling, general and administrative expenses ("SG&A") increased $13.1 million to $184 million, in line with the related revenue increase. SG&A as a percentage of sales in 1996 was 1.4% lower than the previous year at 27.3% of revenues as some of these expenses are not directly variable with revenues. Translation losses in 1996 were $1 million less than the previous year at $4.8 million, favorably affecting consolidated operating profit.

     Operating income increased $22.8 million, or 40.7% in 1996 to $78.8 million. Oilfield equipment operating income increased $25.7 million, oilfield services operating income increased $4.4 million, partially offset by a $7.3 million increase in corporate expenses. Operating income from completion products increased substantially, primarily due to the volume increase described above, improved pricing in selected markets and lower manufacturing costs as a result of higher throughput in its plants. Oilfield equipment operating income was also higher due to increased rock bit sales into the premium international markets. The increase in oilfield services operating income is primarily a result of increased revenues and profitability attributable to higher wireline activity in the North Sea and U.S. Gulf of Mexico. In addition, losses incurred by the Company's coiled tubing joint venture in the FSU were $1.5 million less than the previous year, as sales of condensate were sufficient to cover operating expenses in the last half of 1996.

     Net interest expense decreased $1.5 million from 1995 to $2.6 million for the year. Lower borrowings on high interest rate bolivar debt in 1996 and lower debt levels on the U.S. credit facility for 1996 accounted for most of the decrease compared to 1995.

1995 COMPARED TO 1994

     Consolidated revenues increased from $590.1 million in 1994 to $595.1 million in 1995 despite difficult business conditions in several of the Company's major international markets and an overall decline in worldwide drilling activity. Oilfield equipment segment revenues increased $13.0 million, or 2.7%, to $493.4 million in 1995, while oilfield services revenues decreased $8.0 million, or 7.3%, to $101.7 million in 1995. The net increase in oilfield equipment revenues was attributable to increased ESP and drill bit sales in South America, an increase in ESP and cable sales in the Far East and an increase in completion products sales in the United States and Canada. These revenue increases were partially offset by a substantial decline in ESP and cable sales to the FSU because of a lack of hard currency in that market to purchase foreign equipment and services, a decrease in completion product sales in the Far East as a result of the Company's strategy to focus its resources on higher margin markets, and a decrease in drill bit sales in the United States due to lower rig activity. Oilfield services revenues decreased primarily due to the divestiture of S.T.O.P., the Company's safety service division, in the first quarter of 1995.

     Revenues in the United States and Canada increased reflecting higher Canadian completion product sales by Site which was acquired in the first quarter of 1995. Revenues increased 4.5% in the United States and Canada from $224.5 million in 1994 to $234.6 million in 1995 despite a 3% decrease in U.S. revenues due to lower activity levels this year. Revenues from sales outside of the United States and Canada decreased slightly from $365.6 million in 1994 to $360.5 million in 1995 as a 34% increase in product sales in South America was offset by substantial declines in ESP sales to the FSU. The decline in ESP sales in the FSU resulted in a significant decrease in European sales, despite improved equipment sales in the North Sea. Middle East and Africa sales decreased as an increase in drill bit sales to the Middle East and Africa were more than offset by a decline in ESP and completion product sales in this region. Mexico and Central and South America sales were up substantially, reflecting increased drill bit and ESP sales to Venezuela, and to a lesser extent, revenue increases in other South American countries, particularly Colombia. Far East revenues increased in 1995, despite significantly lower completion product sales, as a result of improved ESP and cable sales and sales of drill bits throughout the region.

     Gross margins increased $23.6 million to $232.8 million, or 39.1% of revenues in 1995, from $209.2 million, or 35.4% of revenues, in 1994. Oilfield equipment margins improved 4% in 1995 to approximately 45% of revenues due to improved pricing in certain product lines and geographic regions, lower manufacturing costs resulting from prior year cost reduction programs, and a reduction in sales in highly competitive, tender bit markets such as the Far East. Gross margins on oilfield services were 4.5% higher at 19.5% of revenues in 1995, primarily due to a significant reduction in international service costs.

     SG&A increased $11.7 million in 1995 to $170.8 million, or 28.7% of revenues. The majority of the increase is attributable to a higher proportion of drill bit revenues, which have significantly higher selling and distribution costs than the Company's other product lines. In addition, translation losses were $1 million higher in 1995 at $5.7 million compared to $4.7 million in 1994.

     Operating income increased $12.0 million, or 27.2%, from $44.0 million in 1994 to $56.0 million in 1995. This increase in operating income consisted of an $8.5 million increase in oilfield equipment operating income and a $3.9 million increase in oilfield services operating income, offset by a $.4 million increase in Corporate expenses. The increase in oilfield equipment operating income was attributable to increased drill bit sales reflecting higher overall international activity levels, penetration of the international market by the Company's roller cone bit products and increased sales of the Company's PDC products. Additionally, operating income from completion products increased substantially due to higher gross margins reflecting improved pricing, reduced manufacturing costs, the Company's strategy to focus its resources on higher margin markets, and the additional income resulting from the acquisition of Site in the first quarter 1995. The increase in oilfield services operating income is primarily due to the improvement in coiled tubing income as a result of the reduced cost base in the Nigerian operations and improved pricing in the U.S. operations. In addition, losses realized by the Company's coiled tubing joint venture in Russia were $1.0 million less than the prior year. At December 31, 1995, the Company has guaranteed a bank loan of the venture which had an outstanding balance of $2.1 million.

     Net interest expense in 1995 was slightly higher at $4.0 million compared to 1994. In anticipation of the currency devaluation in Venezuela, the Company increased its local borrowings during 1995. This increase in interest expense on high interest rate bolivar debt offset the benefit of reduced interest in the United States on lower net borrowings.

FINANCIAL CONDITION

  Capital Resources and Liquidity

     Net cash flows from operating activities were $104.7 million, $41.4 million and $74.9 million in 1996, 1995 and 1994, respectively. Higher net income and a decrease in working capital, after excluding the increase attributable to acquisitions in 1996, accounts for most of the 1996 increase over 1995. Cash flow from operating activities exceeded capital expenditure requirements in each of the past three years and is anticipated to be sufficient to fund future capital requirements.

     Net cash outflows from investing activities were $77.2 million, $23.7 million and $23.6 million in 1996, 1995 and 1994, respectively. In addition to a significant increase in capital expenditures in 1996, the Company used $46.4 million of cash to purchase Lasalle Engineering and the gas lift business from Halliburton during 1996. Net cash outflows from financing activities were $20.2 million, $21.2 million and $45.3 million in 1996, 1995 and 1994, respectively. Pursuant to a share repurchase plan instituted by the Company this year, Camco bought back approximately 343,000 shares of its common stock, reserved and to be used exclusively for employee benefit plans, for $13.4 million during the fourth quarter of 1996.

     The Company currently has an Unsecured Credit Facility with a group of banks for $200 million consisting of a $75 million Term Loan and a $125 million Revolving Loan Facility. Borrowings under the revolving credit facility are due in December, 1997 and the term loan matures on December 7, 1998. Interest rates on borrowings are LIBOR based. Under the Company's $200 million credit facility, $83.1 million is committed at December 31, 1996. Total debt outstanding under the credit facility was $80.0 million at both December 31, 1996 and 1995. Borrowings under the revolving credit facility are expected to fluctuate with seasonal changes and changes in the Company's financing needs.

     In addition to customary representations, warranties, borrowing conditions, affirmative covenants and events of default, the Credit Facility includes financial covenants, with which Camco is in compliance, relating to maintenance of a minimum level of net worth, maintenance of a minimum interest coverage ratio, a maximum ratio of funded debt to total capital and limitations on payment of dividends, fundamental changes in business, sales of assets, pledges of assets, subsidiary indebtedness, mergers, consolidation and transactions with affiliates.

     The Company believes that the combination of its working capital, the unused portion of the revolving credit facility and its cash flow from operations should provide it with sufficient capital resources and liquidity to meet its debt service requirements under the credit facility and manage its business needs.

  Requirements for Capital

     Capital expenditures, excluding acquisitions, were $33.5 million, $25.9 million and $24.5 million in 1996, 1995 and 1994, respectively. Capital spending increased in 1995 and 1996 as new contracts and business opportunities warranted additional investments. The Company's service business and manufacturing operations require an ongoing level of spending to maintain the Company's productive assets, and new service contracts may require upgraded equipment to meet job specifications and new safety requirements. Increased demand for leased equipment, primarily ESPs, substantial refurbishment and upgrade of machine tools in the completion products international plants, purchase of larger diameter capability coiled tubing units and the continued refurbishment of the rock bit plant in Singapore explains most of the increase. Capital expenditures in 1997 are anticipated to increase to approximately $40 million, primarily due to anticipated increases in spending for manufacturing machine tools and additional service equipment required for contracts.

     This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the Company's prospects, developments and business strategies for its operations, all of which are subject to certain risks, uncertainties and assumptions. These forward-looking statements are identified by their use of terms and phrases such as "expect," "estimate," "project," "believe," and similar terms and phrases. These risks include, changes in market conditions in the oil and gas industry, declines in prices of oil and gas, political instability in foreign countries in which the Company operates, currency fluctuations and contracts, in particular those in South America, increased competition in the Company's markets, governmental restrictions affecting oil and gas exploration, the ability of the Company to integrate and realize anticipated synergies for its completed and pending acquisitions, including that of PROP, the ability of the Company to achieve and execute internal business plans, and the impact of any economic downturns and inflation and other market factors affecting the demand and supply of oil and gas and the products and services relating thereto. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Camco International Inc.:

     We have audited the consolidated balance sheets of Camco International Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Camco International Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

Houston, Texas
February 10, 1997

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                1996       1995       1994
                                                              --------   --------   --------
REVENUES:
  Sales.....................................................  $503,235   $459,733   $466,620
  Services..................................................   169,497    135,398    123,483
                                                              --------   --------   --------
                                                               672,732    595,131    590,103
                                                              --------   --------   --------
COST AND EXPENSES:
  Cost of sales.............................................   270,712    253,268    275,716
  Cost of services..........................................   132,809    109,031    105,198
                                                              --------   --------   --------
                                                               403,521    362,299    380,914
                                                              --------   --------   --------
     Gross margin...........................................   269,211    232,832    209,189
  Selling, general and administrative expenses..............   183,985    170,840    159,140
  Amortization of intangible assets.........................     6,460      6,022      6,036
                                                              --------   --------   --------
     Operating income.......................................    78,766     55,970     44,013
  Interest expense..........................................     5,877      7,788      5,946
  Interest income...........................................    (3,303)    (3,754)    (2,020)
                                                              --------   --------   --------
  Income before provision for income taxes..................    76,192     51,936     40,087
  Provision for income taxes................................    25,684     15,618     11,614
                                                              --------   --------   --------
  Net income................................................  $ 50,508   $ 36,318   $ 28,473
                                                              ========   ========   ========
  Earnings per share........................................  $   2.03   $   1.48   $   1.13
                                                              ========   ========   ========
  Average common and common equivalent shares outstanding...    24,852     24,516     25,110
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31
                                                              --------------------
                                                                1996        1995
                                                              --------    --------
CURRENT ASSETS
  Cash and cash equivalents.................................  $ 41,179    $ 32,290
  Accounts receivable, net of allowances of $14,054 and
     $14,137................................................   145,009     134,406
  Inventories...............................................   160,088     137,953
  Deferred income taxes.....................................    27,031      21,989
  Prepaid expenses and other................................    13,253       8,128
                                                              --------    --------
          Total current assets..............................   386,560     334,766
                                                              --------    --------
PROPERTY, PLANT AND EQUIPMENT, net of depreciation..........   135,455     133,858
INTANGIBLE ASSETS, net of amortization of $57,844 and
  $51,384...................................................   214,826     181,262
OTHER.......................................................    12,173      11,381
                                                              --------    --------
          Total assets......................................  $749,014    $661,267
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term debt...........................................  $     --    $  1,402
  Current maturities of long-term debt......................    10,345      10,777
  Accounts payable..........................................    39,234      29,847
  Accrued liabilities.......................................   121,499      92,459
  Income taxes payable......................................    17,467      11,973
                                                              --------    --------
          Total current liabilities.........................   188,545     146,458
                                                              --------    --------
LONG-TERM DEBT..............................................    70,420      71,998
DEFERRED INCOME TAXES.......................................     3,564       7,045
OTHER LONG-TERM LIABILITIES.................................    47,266      37,948
                                                              --------    --------
          Total liabilities.................................   309,795     263,449
                                                              --------    --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 100,000,000 shares
     authorized, 25,228,115 and 25,193,493 shares issued....       252         252
  Additional paid-in capital................................   439,629     438,947
  Retained earnings.........................................    41,070      (4,375)
  Cumulative translation adjustment.........................   (11,405)    (18,576)
  Treasury stock, 1,264,528 and 1,000,000 shares, at cost...   (30,327)    (18,430)
                                                              --------    --------
          Total stockholders' equity........................   439,219     397,818
                                                              --------    --------
          Total liabilities and stockholders' equity........  $749,014    $661,267
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                    ADDITIONAL              CUMULATIVE
                                           COMMON    PAID-IN     RETAINED   TRANSLATION   TREASURY
                                           STOCK     CAPITAL     EARNINGS   ADJUSTMENT     STOCK
                                           ------   ----------   --------   -----------   --------
BALANCE, December 31, 1993...............   $250     $436,009    $(59,391)   $(20,730)    $     --
  Net income.............................     --           --      28,473          --           --
  Purchase of treasury stock.............     --           --          --          --      (18,430)
  Dividends to stockholders ($.20 per
     share)..............................     --           --      (4,953)         --           --
  Common stock issued pursuant to
     employee stock plans................      1          883          --          --           --
  Currency translation adjustment........     --           --          --       1,681           --
                                            ----     --------    --------    --------     --------
BALANCE, December 31, 1994...............    251      436,892     (35,871)    (19,049)     (18,430)
  Net income.............................     --           --      36,318          --           --
  Dividends to stockholders ($.20 per
     share)..............................     --           --      (4,822)         --           --
  Common stock issued pursuant to
     employee stock plans................      1        2,055          --          --           --
  Currency translation adjustment........     --           --          --         473           --
                                            ----     --------    --------    --------     --------
BALANCE, December 31, 1995...............    252      438,947      (4,375)    (18,576)     (18,430)
  Net income.............................     --           --      50,508          --           --
  Purchase of treasury stock.............     --           --          --          --      (13,413)
  Dividends to stockholders ($.20 per
     share)..............................     --           --      (4,852)         --           --
  Common stock issued pursuant to
     employee stock plans................     --          682        (211)         --        1,516
  Currency translation adjustment........     --           --          --       7,171           --
                                            ----     --------    --------    --------     --------
BALANCE, December 31, 1996...............   $252     $439,629    $ 41,070    $(11,405)    $(30,327)
                                            ====     ========    ========    ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                1996       1995       1994
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 50,508   $ 36,318   $ 28,473
  Adjustments to reconcile net income to net cash provided
     by operating activities --
  Gain from sale of assets..................................    (2,216)    (2,022)        --
  Depreciation and amortization.............................    39,435     31,876     32,764
  Benefit for deferred and other taxes......................    (8,699)   (10,147)    (1,506)
  (Increase) decrease in accounts receivable................    (2,051)   (13,238)    18,557
  (Increase) decrease in inventories........................    (4,951)    (3,745)     5,883
  Increase (decrease) in accounts payable...................       803     (4,169)   (13,574)
  Increase in accrued liabilities...........................    22,359      8,700        108
  Increase (decrease) in income taxes payable...............     4,058     (2,653)     2,004
  Increase in other, net....................................     5,411        505      2,228
                                                              --------   --------   --------
          Net cash provided by operating activities.........   104,657     41,425     74,937
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (33,533)   (25,883)   (24,486)
  Proceeds from sale of property, plant and equipment.......     2,737      7,903        889
  Business acquisitions.....................................   (46,373)    (5,750)        --
                                                              --------   --------   --------
          Net cash used in investing activities.............   (77,169)   (23,730)   (23,597)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in borrowings under term loan....................   (10,000)   (10,000)    (5,000)
  Increase (decrease) in borrowings under revolving credit
     facility...............................................    10,000     (5,000)   (15,000)
  Decrease in other debt....................................    (3,410)    (2,792)    (2,407)
  Dividends paid to stockholders............................    (4,852)    (4,822)    (4,953)
  Proceeds from exercise of stock options...................     1,463      1,453        498
  Purchase of treasury stock................................   (13,413)        --    (18,430)
                                                              --------   --------   --------
          Net cash used in financing activities.............   (20,212)   (21,161)   (45,292)
                                                              --------   --------   --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS...............................................     1,613       (215)      (784)
                                                              --------   --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     8,889     (3,681)     5,264
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    32,290     35,971     30,707
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 41,179   $ 32,290   $ 35,971
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest....................................  $  2,574   $  4,034   $  3,609
  Cash paid for income taxes................................  $ 31,963   $ 27,251   $ 11,480

  The accompanying notes are an integral part of these consolidated financial statements.

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     Camco International Inc. and subsidiaries ("Camco" or the "Company") manufactures products, and provides services to customers in the oil and gas drilling, completion and production sectors of the oilfield services industry. The consolidated financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in 20 to 50 percent owned joint ventures where the Company exercises significant influence over operating and financial policies are accounted for by the equity method. All other investments are carried at cost, which does not exceed the estimated net realizable value of such investments.

  Use of Estimates

     The preparation of these financial statements required the use of certain estimates by management in determining the Company's assets, liabilities, revenue and expenses. Actual results could differ from these estimates.

  Cash and Cash Equivalents

     The Company considers all highly liquid financial instruments purchased with original maturities of three months or less to be cash equivalents. Such investments are carried at fair value.

  Inventories

     Inventories, net of allowances, are valued at the lower of cost (first-in, first-out or last-in, first-out) or market. Inventory costs consist of materials, labor and plant overhead.

  Property, Plant and Equipment

     Property, plant and equipment is recorded at cost and generally depreciated on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives used in computing depreciation range from 10 to 30 years for buildings and 3 to 10 years for machinery and equipment, including service equipment. Expenditures for major additions and improvements are capitalized while minor replacements, maintenance and repairs are charged to expense as incurred. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the related accounts, and any resulting gain or loss is included in the consolidated statements of operations.

  Intangible Assets

     Intangible assets is comprised primarily of goodwill which is amortized over 20 to 40 years using the straight-line method. Camco's management periodically evaluates recorded goodwill balances, net of accumulated amortization, for impairment based on the undiscounted cash flows associated with the asset compared to the carrying amount of that asset. Management believes that there have been no events or circumstances which warrant revision to the remaining useful life or affect the recoverability of goodwill in any of its business units.

  Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes". This standard requires an asset and liability approach for financial accounting and income tax reporting based on enacted tax rates and laws in effect in the years in which differences are expected to reverse.

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES

  Revenue Recognition

     The Company's revenues are composed of product sales and rental, service and other revenues. The Company records product sales when the goods are sold to a customer. Rental, service and other revenues are recorded as the services are performed.

  Foreign Currency Translation

     The Company's financial statements of foreign subsidiaries are reported in U.S. dollars based on the functional currency.

     Foreign subsidiaries using the U.S. dollar as their functional currency translate as follows: current assets (except inventories) and all liabilities (except minority interests) at the rates of exchange in effect at year-end, long-term assets and inventories at historical rates and minority interest at the rates in effect at the dates provided. Revenue and expense accounts are translated at the average rates of exchange in effect during the year, except for depreciation and cost of manufactured products sold, which are translated at historical rates. Translation adjustments are charged or credited directly to operations.

     Foreign subsidiaries using the local currency as their functional currency translate into U.S. dollars using the current rate method. Assets and liabilities are translated at the rates of exchange in effect at year-end, common stock and paid-in capital are translated using historical rates and revenue and expense accounts are translated at the average rates of exchange in effect during the year. Translation adjustments are recorded as a separate component of stockholders' equity rather than directly to operations.

  Concentration of Credit Risk

     The Company extends credit to various companies in the oil and gas industry which may be affected by changes in economic or other external conditions. The Company's policy is to manage its exposure to credit risk through credit approvals and limits and, where appropriate, to be secured by collateral, and to provide an allowance for doubtful accounts for potential losses. Management does not believe the Company is exposed to concentrations of credit risk that are likely to have a material impact on the Company's financial position or results of operations.

  Environmental Expenditures

     Liabilities for environmental expenditures are recorded when it is probable that obligations have been incurred and the costs can be reasonably estimated. Estimates are based on currently available facts and technology, presently enacted laws and regulations and the Company's prior experience in remediation of contaminated sites.

  Earnings Per Share

     Earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. There is no significant difference between earnings per share on a primary and fully diluted basis.

2. ACQUISITIONS AND DIVESTITURES

     In March 1995, the Company acquired Site Oil Tools, a Canadian manufacturer of completion equipment, for $5.8 million in a cash transaction.

     In March 1995, the Company sold the assets of its safety service business, S.T.O.P., in a cash transaction. The Company recognized net income of $1.5 million, or 6 cents per share, on the disposal.

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES

     In September 1996, the Company acquired Lasalle Engineering Limited for $29.5 million in a cash transaction.

     In December 1996, the Company acquired the gas lift business of Halliburton, including their Venezuelan subsidiary, for $16.9 million in a cash transaction.

     The acquisitions discussed above were accounted for as purchases.

3. INVENTORIES

     Inventories, net of allowances, are summarized as follows (in thousands):

                                                                  DECEMBER 31
                                                              --------------------
                                                                1996        1995
                                                              --------    --------
Raw materials...............................................  $ 18,405    $ 17,013
Parts and components........................................    48,300      37,983
Work in process.............................................    24,747      15,670
Finished goods..............................................    68,636      67,287
                                                              --------    --------
                                                              $160,088    $137,953
                                                              ========    ========
Inventories determined using the --
  LIFO basis................................................  $ 38,107    $ 32,916
  FIFO basis................................................   121,981     105,037
                                                              --------    --------
                                                              $160,088    $137,953
                                                              ========    ========

     Work in process and finished goods inventories include the cost of materials, labor and plant overhead. The excess of current costs, determined using the FIFO basis, over the carrying values of LIFO inventories was approximately $11.9 million and $10.0 million at December 31, 1996 and 1995, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following (in thousands):

                                                                   DECEMBER 31
                                                              ----------------------
                                                                1996         1995
                                                              ---------    ---------
Land........................................................  $   3,891    $   3,919
Buildings...................................................     63,918       61,259
Machinery and equipment.....................................    226,630      196,760
Service equipment...........................................     56,297       60,479
                                                              ---------    ---------
                                                                350,736      322,417
Accumulated depreciation....................................   (215,281)    (188,559)
                                                              ---------    ---------
                                                              $ 135,455    $ 133,858
                                                              =========    =========

     Total maintenance and repair expense for the years ended December 31, 1996, 1995 and 1994, was $16.4 million, $15.0 million, and $16.5 million, respectively.

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES

5. ACCRUED LIABILITIES

     Accrued liabilities consisted of the following (in thousands):

                                                                  DECEMBER 31
                                                              -------------------
                                                                1996       1995
                                                              --------    -------
Salaries, wages and related benefits........................  $ 42,979    $37,179
Accrued insurance...........................................    13,451     12,174
Accrued taxes other than income.............................    11,117      5,554
Other.......................................................    53,952     37,552
                                                              --------    -------
                                                              $121,499    $92,459
                                                              ========    =======

6. DEBT

  Short-Term Debt

     The Company retired all of its short-term debt in 1996. The prior year balance consisted primarily of unsecured Venezuelan bank debt denominated in bolivars, bearing interest rates from approximately 40% to 75%, with principal outstanding of $1.4 million at December 31, 1995.

  Long-Term Debt

     Long-term debt consisted of the following (in thousands):

                                                                 DECEMBER 31
                                                              ------------------
                                                               1996       1995
                                                              -------    -------
Term loan...................................................  $50,000    $60,000
Revolving loan facility.....................................   30,000     20,000
Other.......................................................      765      2,775
                                                              -------    -------
                                                               80,765     82,775
Less -- Current portion of long-term debt...................   10,345     10,777
                                                              -------    -------
                                                              $70,420    $71,998
                                                              =======    =======

     The Company has outstanding an Unsecured Credit Facility consisting of a $75 million Term Loan and a $125 million Revolving Loan Facility of which up to $25 million may be used for Letters of Credit. Semiannual principal payments of $5 million are due on the Term Loan with a final payment due in 1998. The outstanding balance of the Revolving Loan is due in 1997. The Company's policy is to classify borrowings under the revolving credit facility as long-term debt since the Company has a commitment with a commercial bank to refinance the Revolving Loan, and intends to maintain these obligations for longer than one year.

     Interest rates on borrowings are LIBOR based. The weighted average interest rate for the Term and Revolving loans was 6.15% during 1996 and 6.50% during 1995. The maximum and average Revolving Loan borrowings were $35.0 million and $16.9 million, respectively, in 1996 and $30.0 million and $25.6 million, respectively, in 1995. Outstanding Letters of Credit issued under the Credit Facility were $3.1 million and $4.5 million at the end of 1996 and 1995. A fee of 1/4% is paid on any unused balance of the Credit Facility. As of December 31, 1996, the Company had $91.9 million available under the Revolving Loan.

     In addition to customary representations, warranties, borrowing conditions, affirmative covenants and events of default, the Credit Facility includes financial covenants, with which Camco is in compliance, relating to maintenance of a minimum level of net worth, maintenance of a minimum interest coverage ratio, a maximum ratio of funded debt to total capital and limitations on payment of dividends, fundamental changes

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES in business, sales of assets, pledges of assets, subsidiary indebtedness, mergers, consolidation and transactions with affiliates.

     Maturities of the Company's long-term debt at December 31, 1996, are as follows (in thousands):

1997................................................  $10,345
1998................................................   40,100
1999................................................      120
2000................................................      100
2001................................................      100
Thereafter..........................................   30,000
                                                      -------
                                                      $80,765
                                                      =======

7. INCOME TAXES

     Camco's domestic operations, and certain of its foreign branch operations were included in the consolidated tax return of Pearson Inc., its former parent company, through December 9, 1993. Subsequent to that date, Camco filed its own U.S. consolidated Federal income tax return. Camco has a tax sharing agreement with its former parent related to previous tax years from 1990 through 1993. Pursuant to that agreement, Camco agreed to pay Pearson the amount of any increase in such tax liability resulting from Internal Revenue Service action in those years and Pearson agreed to pay Camco the amount of any decrease in such liability that may arise during the same period. The Company believes that tax provisions are adequate to cover any potential exposure related to those tax years.

     Income (loss) before provision (benefit) for income taxes and provision (benefit) for income taxes composed of the following (in thousands):

                                                         1996        1995       1994
                                                        -------    --------    -------
Income (loss) before provision (benefit) for income
  taxes
  United States.......................................  $ 3,062    $ 12,025    $(1,171)
  Non-United States...................................   73,130      39,911     41,258
                                                        -------    --------    -------
                                                        $76,192    $ 51,936    $40,087
                                                        =======    ========    =======
Provision for income taxes
  Current
     United States....................................  $13,283    $ 15,879    $ 2,193
     Non-United States................................   19,065      11,873     10,719
                                                        -------    --------    -------
                                                         32,348      27,752     12,912
                                                        -------    --------    -------
  Deferred
     United States....................................   (7,149)    (12,824)    (1,276)
     Non-United States................................      485         690        (22)
                                                        -------    --------    -------
                                                         (6,664)    (12,134)    (1,298)
                                                        -------    --------    -------
                                                        $25,684    $ 15,618    $11,614
                                                        =======    ========    =======

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES

     Deferred income taxes in 1996 and 1995 reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The components of the net deferred tax asset (liability) are as follows (in thousands):

                                                                  DECEMBER 31
                                                              --------------------
                                                                1996        1995
                                                              --------    --------
Deferred tax assets:
  Accruals and reserves.....................................  $ 24,813    $ 20,473
  Compensation and benefits.................................    11,873      10,889
  Other.....................................................    10,005      10,287
                                                              --------    --------
                                                                46,691      41,649
  Valuation allowance.......................................   (19,660)    (19,660)
                                                              --------    --------
                                                                27,031      21,989
                                                              --------    --------
Deferred tax liabilities:
  Excess of tax over book depreciation......................    (3,523)     (4,497)
  Unremitted earnings of foreign affiliates.................        --      (1,715)
  Other.....................................................       (41)       (833)
                                                              --------    --------
                                                                (3,564)     (7,045)
                                                              --------    --------
Net deferred tax asset......................................  $ 23,467    $ 14,944
                                                              ========    ========

     The consolidated provision for income taxes differs from the provision computed at the statutory U.S. Federal income tax rate for the following reasons (in thousands):

                                                          1996       1995       1994
                                                         -------    -------    -------
Expected tax provision at U.S. statutory rate..........  $26,667    $18,177    $14,030
Non-U.S. income, taxed at less than U.S. statutory
  rate.................................................     (983)    (2,693)    (6,920)
Losses for which no tax benefit was received...........       --        134      4,504
                                                         -------    -------    -------
                                                         $25,684    $15,618    $11,614
                                                         =======    =======    =======

     Undistributed earnings of non-U.S. subsidiaries included in consolidated retained earnings amounted to $95.0 million at December 31, 1996. It is the Company's current policy that these earnings, which reflect full provision for non-U.S. income taxes, have no additional provision for U.S. taxes on foreign subsidiaries earnings which are expected to be reinvested indefinitely. However, additional income taxes have been provided on planned repatriations of foreign earnings after taking into account tax-exempt earnings and applicable foreign tax credits.

8. RETIREMENT AND EMPLOYEE BENEFIT PLANS

  Retirement Plans

     The Company and its subsidiaries have defined benefit retirement plans covering substantially all employees. The total cost of all plans for 1996, 1995 and 1994 was $5.4 million, $5.2 million and $4.3 million, respectively.

     Annual cost is determined using the projected unit credit actuarial method. Prior-service cost is amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits. An assumption is made for modified career average plans such that the average earnings base period will be updated to the years prior to retirement.

     It is the Company's practice to fund amounts for pension sufficient to meet the minimum requirements set forth in applicable employee benefit and tax laws and such additional amounts as the Company may

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES determine to be appropriate from time to time. The assets of the various plans include corporate equities, government securities and corporate debt securities.

     The funded status at December 31 was as follows (in thousands):

                                                             U.S. PLANS        NON-U.S. PLANS
                                                         -------------------   ---------------
                                                           1996       1995      1996     1995
                                                         --------   --------   ------   ------
Actuarial present value of benefit obligations
  Vested benefit obligation............................  $ 58,839   $ 51,665   $5,550   $3,873
                                                         ========   ========   ======   ======
  Accumulated benefit obligation.......................  $ 61,285   $ 54,916   $5,804   $4,050
                                                         ========   ========   ======   ======
  Projected benefit obligation.........................  $ 75,626   $ 71,409   $7,642   $5,334
Plan assets at fair value..............................    63,936     57,853    8,182    4,923
                                                         --------   --------   ------   ------
Projected benefit obligation in excess of Plan
  assets...............................................   (11,690)   (13,556)     540     (411)
Unrecognized net loss..................................     2,284      6,589       51      561
Unrecognized prior-service cost........................     2,871      3,057       --       --
Additional liability...................................    (2,400)    (2,657)      --       --
                                                         --------   --------   ------   ------
(Accrued) prepaid pension cost recognized in the
  consolidated balance sheets..........................  $ (8,935)  $ (6,567)  $  591   $  150
                                                         ========   ========   ======   ======

     Net periodic pension cost for the years ended December 31 included the following components (in thousands):

                                                  U.S. PLANS               NON-U.S. PLANS
                                          ---------------------------   ---------------------
                                           1996      1995      1994     1996    1995    1994
                                          -------   -------   -------   -----   -----   -----
Service cost, benefits earned during the
  period................................  $ 3,695   $ 3,573   $ 3,086   $ 793   $ 677   $ 550
Interest cost on the projected benefit
  obligation............................    5,341     4,747     4,189     525     361     178
Actual return on plan assets............   (5,272)   (4,578)   (4,369)   (544)   (407)   (178)
Net amortization........................      890       871       795       2      --      --
                                          -------   -------   -------   -----   -----   -----
Net periodic pension cost...............  $ 4,654   $ 4,613   $ 3,701   $ 776   $ 631   $ 550
                                          =======   =======   =======   =====   =====   =====

     All defined benefit pension plans sponsored by the Company are funded to the extent required by Federal regulation in each of the years ended December 31, 1996, 1995 and 1994. The assumed long-term rate of return on plan assets was
9.0 percent, the discount rate used in estimating benefit obligations was 8.0 percent and the rate of compensation increase assumed for salary-related plans was 6.5 percent.

     Included in the above tables is the funded status and net periodic pension cost of Camco's deferred compensation plan (the "DC Plan"). Under the DC Plan, certain officers and selected key management personnel of the Company may receive an amount upon retirement at age 65 equal to (x) an award level for such individual as determined by the Board (up to a maximum of 60%) multiplied by the average of the individual's highest five consecutive years earnings (including bonuses up to a maximum of 20% of base pay each year) out of the last ten consecutive years before retirement minus (y) the sum of the individual's benefits under the pension plan and other tax-qualified plans sponsored by the individual's former employers. An individual's benefits under the DC Plan vest on the earliest of the date the individual completes ten years of service, the individual's death or age 65. Benefits are subject to adjustment for early retirement (before age 65).

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES

  Thrift Plan

     All U.S. employees are eligible to participate in the Company sponsored Thrift Plan. The Plan allows eligible employees to contribute up to 15% of compensation, subject to IRS and plan limitations, on a pre-tax basis and up to 10% of compensation on an after-tax basis. Employee pre-tax contributions are matched by the Company at the rate of 50 cents per every dollar contributed, up to an annual maximum Company match of $1,500 per year. The Company match vests at 20% per year and is fully vested after five years of service. The annual expense recognized by the Company for the matching contribution was $2.0 million, $1.6 million and $1.8 million in 1996, 1995 and 1994, respectively.

  Nonpension Postretirement Benefits

     The Company offers a postretirement medical plan to substantially all employees in the United States over age 60 who qualify for retirement and, on the last day of active employment, are enrolled as participants in Company medical plans for active employees. Participants under age 65 are required to pay the full average actual cost of providing benefits to active and retired employees. Participants age 65 and older contribute approximately 30 percent of the actual cost of providing benefits to active and retired employees. Total benefits provided over the lifetime of participants after they reach age 65 are limited to $100,000 per participant.

     The expected cost of providing nonpension postretirement benefits is accrued during the years employees render service in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The discount rate used in determining SFAS No. 106 costs and future obligations was 8.0 percent in 1996 and 1995 and 7.5 percent in 1994. The assumed health care cost trend rate was 9.0 percent in 1996, 10.0 percent in 1995 and 12.0 percent in 1994, scaling to 6.0 percent over six years. A one percent increase in the trend rate for health care costs would increase the accumulated postretirement benefit obligation by approximately 7.0 percent and the service and interest cost by approximately 7.4 percent. The Company is not required to fund its future obligation under the plan and does not intend to, unless favorable tax treatment becomes available.

     Accumulated postretirement benefit obligation in excess of plan assets is classified in the accompanying balance sheets as other long-term liabilities and consists of the following as of December 31 (in thousands):

                                                                 DECEMBER 31
                                                              ------------------
                                                               1996       1995
                                                              -------    -------
Retirees and beneficiaries..................................  $ 6,421    $10,020
Fully eligible participants.................................    2,542      3,664
Other active participants...................................    3,339      4,064
Unrecognized net gain.......................................    6,158        764
                                                              -------    -------
          Total.............................................  $18,460    $18,512
                                                              =======    =======

     Net periodic postretirement cost for the years ended December 31, are as follows (in thousands):

                                                                    DECEMBER 31
                                                              -----------------------
                                                              1996     1995     1994
                                                              -----   ------   ------
Service cost................................................  $ 314   $  375   $  533
Interest cost...............................................    919    1,337    1,258
Amortization of unrecognized gain...........................   (451)      --       --
                                                              -----   ------   ------
          Total.............................................  $ 782   $1,712   $1,791
                                                              =====   ======   ======

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES

  Management Incentive Programs

     The Company has an incentive bonus plan (the "Management Bonus Program") in which selected key employees, including executive officers, are eligible to receive cash bonus payments based on measures of profitability and cash flow of the Company and various units of the Company which are established and approved by the Board of Directors for each participant in the program at the beginning of each year. A minimum performance level must be achieved by the Company or a particular unit of the Company before any bonus may be earned.

  Stock Plans

     The Company has a long-term incentive plan (the "Incentive Plan") which provides for the granting of options and issuance of restricted stock to officers and key employees. There are 1,750,000 shares reserved for issuance under the Incentive Plan. Through December 31, 1996 options covering 1,174,750 shares of common stock have been granted under this plan. The option price per share is equal to the fair market value of a Company share on the date of grant, with an exercise price range from $15.00 to $28.70, and a weighted average exercise price at grant date of $20.70. The term of each option is ten years and the options are exercisable in either three or four equal annual installments beginning on the first anniversary of the date of grant. Weighted average remaining contractual life approximates seven years.

     On December 10, 1993, options covering 208,185 shares of Common Stock were granted under the Incentive Plan to Company employees who agreed to forfeit options to acquire Pearson ordinary shares granted in 1992. The options became exercisable in 1994 and have a term of ten years. These options were granted at an exercise price of $8.46 resulting in a charge to income of $.8 million in 1994.

     The Non-employee Directors Stock Option Plan was approved by the sole stockholder of the Company on December 9, 1993. On May 14, 1996 the Stockholders of the Company approved the amendments to the Stock Option Plan for non-employee directors to increase the number of shares reserved from 100,000 to 250,000 for the nonqualified stock options. Through December 31, 1996 options consisting of 95,998 shares of common stock have been granted under this plan. The option price per share is equal to the fair market value of a Company share on the date of grant. The exercise price at grant date ranges from $15.00 to $33.80, with a weighted average exercise price at grant date of $31.40. The term of each option is ten years and the options are exercisable generally in three equal annual installments beginning on the first anniversary of the date of grant, assuming continued service on the Board. Weighted average contractual life remaining approximates nine years.

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES

     Information regarding the Company's stock option plans is summarized below:

                                                                              WEIGHTED-
                                                            SHARES UNDER       AVERAGE
                                                               OPTION       EXERCISE PRICE
                                                            ------------    --------------
Balance at December 31, 1993..............................     526,185          $12.41
  Granted.................................................     436,750           17.28
  Exercised...............................................     (58,917)           8.46
                                                             ---------
Balance at December 31, 1994..............................     904,018           15.03
  Granted.................................................      30,000           22.83
  Exercised...............................................    (134,576)          10.79
  Canceled................................................     (58,000)          16.09
                                                             ---------
Balance at December 31, 1995..............................     741,442           16.01
  Granted.................................................     485,998           29.53
  Exercised...............................................    (103,937)          14.07
  Canceled................................................      (4,875)          17.45
                                                             ---------
Balance at December 31, 1996..............................   1,118,628           18.25
                                                             =========
Available for grant at December 31, 1996..................     351,442
                                                             =========
Shares exercisable at December 31, 1996...................     267,723           17.44
                                                             =========

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1995 and 1996 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                               1996       1995
                                                              -------    -------
Net income -- as reported...................................  $50,508    $36,318
Net income -- pro forma.....................................   48,700     36,279
Earnings per share -- as reported...........................     2.03       1.48
Earnings per share -- pro forma.............................     1.96       1.48

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected divided yield of 0.8%; expected stock price volatility range of 27.6% to 29.1%; risk-free interest rate range of 6.1% to 7.2%; and expected lives of 10 years.

     The ranges of option fair values granted during 1996 and 1995, are from $13.98 to $18.39 and from $10.85 to $11.54, respectively. The weighted average of these fair values are $14.53 and $11.32, respectively.

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES

     Options exercisable at December 31, 1996 and related weighted average exercise price and life information follows:

                                                                        WEIGHTED
                                                                        AVERAGE     REMAINING
                                         OPTIONS                        EXERCISE      LIFE
             GRANT DATE                EXERCISABLE    EXERCISE PRICE     PRICE       (YEARS)
             ----------                -----------   ----------------   --------   -----------
12/14/94.............................    134,054     $17.25              $17.25         8
12/10/93.............................     86,151     $15.00               15.00         7
12/10/93.............................     18,275     $ 8.46                8.46         7
All other............................     29,243     $19.75 to $34.94     31.09         9

     The Company's Incentive Plan authorizes the granting of restricted stock awards. Under the plan, 104,500 shares of restricted stock were awarded to Company executive officers and other key employees that will vest over periods ranging from three to five years based upon the completion of specified periods of future service with the Company. In addition, 135,000 restricted shares of Common Stock were awarded to executive officers and other key employees and approximately 119,000 shares have been earned based upon the attainment of specified performance objectives and will vest over the next year. Compensation is being charged to income over the vesting period for these awards which resulted in expense recognition of $2.3 million, $1.7 million and $1.2 million in 1996, 1995 and 1994, respectively.

9. COMMITMENTS AND CONTINGENCIES

  Operating Leases

     Aggregate minimum rental commitments under noncancelable operating leases with lease terms in excess of one year as of December 31, 1996, are as follows (in thousands):

1997........................................................  $ 5,331
1998........................................................    3,407
1999........................................................    2,377
2000........................................................    1,817
2001........................................................    1,305
Thereafter..................................................   12,857
                                                              -------
                                                              $27,094
                                                              =======

     The Company incurred total rental expense of approximately $9.0 million, $8.8 million and $9.0 million in 1996, 1995 and 1994, respectively.

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

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES

  Foreign Exchange Contracts

     Camco enters into a variety of foreign exchange contracts to manage its exposure to fluctuations in foreign currency exchange rates. These contracts generally involve the exchange of one currency for another at a future date. The carrying value of these contracts at December 31, 1996 and 1995 approximated fair value based on exchange rates and quoted market prices at December 31, 1996 and 1995 for comparable contracts, and was not significant.

  Stockholder Rights Agreement

     The Company has a Stockholder Rights Agreement to protect against coercive or unfair takeover tactics. Under the terms of the agreement, the Company distributed to its stockholders one right for each share of Common Stock held.

     Each right entitles the holder to purchase one share of Common Stock for $65 per share, subject to adjustment or, under certain circumstances, to purchase stock of the Company or of the acquiring entity for one half of the market value. The rights are exercisable only if a person or group acquires 15% or more of the Company's Common Stock or makes a tender offer for 15 percent or more of the Common Stock. The rights expire on December 15, 2004.

  Stock Repurchase Plan

     In 1996, the Board of Directors authorized a stock repurchase program for up to $20 million of the Company's Common Stock. Shares of the Company's Common Stock purchased pursuant to the program are reserved and used exclusively for employee benefit plans. During the fourth quarter of 1996, the Company purchased 342,600 shares of the Company's stock in the open market, at an average price of approximately $38.60 per share for an aggregate amount of $13.4 million.

10. SEGMENT INFORMATION

     The Company is a diversified international energy service and manufacturing company that provides a variety of services and equipment to the oil and gas industry.

     Revenues by industry segment and geographic area include both revenues from unaffiliated customers and intercompany revenues from related companies. The price at which intercompany sales are made is generally based on the selling price to unaffiliated customers, less a discount, or the direct product cost plus a markup.

     Export sales from the United States to other geographic areas, including intercompany sales to foreign subsidiaries, are as follows (in thousands):

                                                         1996       1995       1994
                                                       --------   --------   --------
Europe (including Former Soviet Union)...............  $ 43,218   $ 33,519   $ 39,365
Mexico and Central and South America.................    79,978     86,857     57,436
Far East.............................................    28,610     30,002     45,725
Middle East and Africa...............................    25,610     17,670     22,744
Canada...............................................    19,557     16,120     22,396
                                                       --------   --------   --------
                                                       $196,973   $184,168   $187,666
                                                       ========   ========   ========

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES

     The following financial information by geographic region for the years ended December 31, 1996, 1995 and 1994, is based on the source from which the equipment and services originate (in thousands):

                                                               ADDITIONAL    OPERATING
                                                   OUTSIDE    INTERCOMPANY    INCOME     IDENTIFIABLE
                                                   REVENUES     REVENUES      (LOSS)        ASSETS
                                                   --------   ------------   ---------   ------------
1996
  USA and Canada.................................  $359,576    $ 114,950     $ 24,039      $342,145
  Europe (including Former Soviet Union).........   136,851       27,182       21,148       134,036
  Middle East and Africa.........................    14,541           --        3,705        18,092
  Mexico and Central and South America...........    60,950          207        7,182        47,385
  Far East.......................................   100,814       53,300       32,761       207,356
  Eliminations...................................        --     (195,639)     (10,069)           --
                                                   --------    ---------     --------      --------
          Consolidated...........................  $672,732    $      --     $ 78,766      $749,014
                                                   ========    =========     ========      ========
1995
  USA and Canada.................................  $314,194    $ 110,397     $ 26,662      $308,011
  Europe (including Former Soviet Union).........   103,361       17,002        6,988        84,478
  Middle East and Africa.........................    10,833           --        1,667        14,807
  Mexico and Central and South America...........    65,777           --        1,271        36,077
  Far East.......................................   100,966       37,070       22,552       217,894
  Eliminations...................................        --     (164,469)      (3,170)           --
                                                   --------    ---------     --------      --------
          Consolidated...........................  $595,131    $      --     $ 55,970      $661,267
                                                   ========    =========     ========      ========
1994
  USA and Canada.................................  $304,715    $ 117,388     $ 18,808      $292,488
  Europe (including Former Soviet Union).........    86,691       12,860        1,715        82,893
  Middle East and Africa.........................    14,719          190       (2,596)       12,407
  Mexico and Central and South America...........    52,152          544        1,995        43,271
  Far East.......................................   131,826       34,892       34,431       203,463
  Eliminations...................................        --     (165,874)     (10,340)           --
                                                   --------    ---------     --------      --------
          Consolidated...........................  $590,103    $      --     $ 44,013      $634,522
                                                   ========    =========     ========      ========

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES

     Information for industry segments is as follows (in thousands):

                                                  OPERATING                  DEPRECIATION
                                       OUTSIDE     INCOME     IDENTIFIABLE       AND          CAPITAL
                                       REVENUES    (LOSS)        ASSETS      AMORTIZATION   EXPENDITURES
                                       --------   ---------   ------------   ------------   ------------
1996
  Oilfield equipment.................  $568,314   $ 87,893      $616,404       $31,473        $28,001
  Oilfield services..................   104,418     11,624        48,125         7,054          5,370
  Corporate..........................        --    (20,751)       84,485           908            162
                                       --------   --------      --------       -------        -------
          Consolidated...............  $672,732   $ 78,766      $749,014       $39,435        $33,533
                                       ========   ========      ========       =======        =======
1995
  Oilfield equipment.................  $493,397   $ 62,209      $532,981       $23,574        $20,766
  Oilfield services..................   101,734      7,236        51,957         7,690          4,802
  Corporate..........................        --    (13,475)       76,329           612            315
                                       --------   --------      --------       -------        -------
          Consolidated...............  $595,131   $ 55,970      $661,267       $31,876        $25,883
                                       ========   ========      ========       =======        =======
1994
  Oilfield equipment.................  $480,428   $ 53,726      $514,554       $23,535        $17,864
  Oilfield services..................   109,675      3,333        60,655         8,669          6,602
  Corporate..........................        --    (13,046)       59,313           560             20
                                       --------   --------      --------       -------        -------
          Consolidated...............  $590,103   $ 44,013      $634,522       $32,764        $24,486
                                       ========   ========      ========       =======        =======

11. UNAUDITED QUARTERLY FINANCIAL DATA

                                       FIRST       SECOND      THIRD       FOURTH
                                      QUARTER     QUARTER     QUARTER     QUARTER      TOTAL
                                      --------    --------    --------    --------    --------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1996
  Revenues..........................  $145,524    $163,540    $167,303    $196,365    $672,732
  Gross margin......................    59,135      66,016      66,350      77,710     269,211
  Income before provision for income
     taxes..........................    15,046      17,397      19,664      24,085      76,192
  Net income........................    10,231      11,480      12,918      15,879      50,508
  Earnings per share................  $   0.41    $   0.46    $   0.52    $   0.64    $   2.03
                                      ========    ========    ========    ========    ========
1995
  Revenues..........................  $139,783    $134,751    $149,192    $171,405    $595,131
  Gross margin......................    55,886      53,709      58,737      64,500     232,832
  Income before provision for income
     taxes..........................    13,956       9,373      13,237      15,370      51,936
  Net income........................    10,089       6,756       9,268      10,205      36,318
  Earnings per share................  $   0.41    $   0.28    $   0.37    $   0.42    $   1.48
                                      ========    ========    ========    ========    ========

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES

12. EVENT SUBSEQUENT TO DATE OF AUDITORS' REPORT (UNAUDITED)

     On February 27, 1997, the Company entered into an agreement to acquire Production Operators Corp, a Delaware corporation ("PROP"), pursuant to an expected tax free merger (the "Merger") in which the stockholders of PROP will receive 1.30 shares of the Company's common stock in exchange for each outstanding share of PROP Common Stock. PROP is a market leader in total responsibility gas compression services. The Company currently expects that the acquisition of PROP will be slightly dilutive to earnings per share of Common Stock in 1997 and begin to be accretive to earnings in 1998.

     Based on the number of shares of PROP Common Stock outstanding as of February 26, 1997, a total of approximately 13,268,330 shares of the Company's Common Stock would be issued in the Merger. In addition, approximately 527,670 shares of the Company's Common Stock would be reserved for issuance by the Company for outstanding options under PROP's benefit plans. The Merger is subject to various conditions, including the receipt of all required regulatory approvals and the expiration or termination of all waiting periods (and extensions thereof) under the Hart-Scott-Rodino Act. Although there can be no assurance that the Merger will close, the Company currently anticipates that the acquisition will be consummated shortly after the receipt of such regulatory approvals and the approval of the Merger by the stockholders of the Company and PROP.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Camco International Inc.:

     We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of Camco International Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1996, included in this Form 10-K and have issued our report thereon dated February 10, 1997. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Financial statement Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                            ARTHUR ANDERSEN LLP

Houston, Texas
February 10, 1997

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES

         SCHEDULE II -- CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                 ADDITIONS
                                                   BALANCE AT    CHARGED TO                  BALANCE AT
                                                   BEGINNING      COST AND                     END OF
                 CLASSIFICATION                     OF YEAR       EXPENSE      DEDUCTIONS       YEAR
                 --------------                    ----------    ----------    ----------    ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS DEDUCTED FROM
  ACCOUNTS RECEIVABLE IN THE BALANCE SHEETS:
  Year ended December 31, 1996...................   $14,137        $2,761       $(2,844)      $14,054
  Year ended December 31, 1995...................    14,424         3,537        (3,824)       14,137
  Year ended December 31, 1994...................    15,749         1,415        (2,740)       14,424

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     For certain information concerning directors and executive officers of the Company, reference is made to the information included under the captions "Proposal 1: Election of Three Directors", "Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act" included in the definitive Proxy Statement, which relates to the Annual Meeting of Stockholders of the Company to be held on May 20, 1997 (the "Proxy Statement"), to be filed within 120 days after the close of the fiscal year, which information is incorporated herein by such reference.

ITEM 11. EXECUTIVE COMPENSATION.

     For information concerning this Item, reference is made to the captions "Compensation of Directors", "Executive Compensation Committee Report", "Executive Compensation", "Retirement Plans", "Nicholson Employment Agreement", "Executive Severance Agreements", "Performance Presentation", and "Compensation Committee Interlocks, Insider Participation and Certain Transactions" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     For information concerning this Item, reference is made to the captions "Principal Stockholders", "Security Ownership of Management" and "Change of Control" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information concerning this Item, reference is made to the "Compensation Committee Interlocks, Insider Participation and Certain Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Exhibits, Financial Statements and Financial Statement Schedules.

     (1) and (2) Financial Statements and Financial Statement Schedules Consolidated Financial Statements and related Schedule II of the Company are included in Item 8 (Consolidated Financial Statements and Supplementary Data). All other schedules for the Company have been omitted since the required information is not present or not present in an amount sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the notes thereto.

     (3) Exhibits

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          2.1            -- Reorganization Agreement (incorporated by reference to
                            Exhibit No. 2.1 to the Company's Registration Statement
                            on Form S-1 (Reg. No. 33-70036)).
          2.2            -- Agreement and Plan of Merger dated as of February 27,
                            1997, by and among Camco International Inc., Plane
                            Acquisition Corp. and Production Operators Corp.
                            (incorporated by reference to Exhibit 2.1 to the
                            Company's Current Report on Form 8-K filed on March 7,
                            1997)
          2.3            -- Irrevocable Proxy dated February 27, 1997 (incorporated by reference to Exhibit 2.2 to the Company's Current
                            Report on Form 8-K filed on March 7, 1997).
          3.1            -- Restated Certificate of Incorporation (incorporated by
                            reference to Exhibit No. 3.1 to the Company's Annual
                            Report on Form 10-K for the year ended December 31,
                            1993).
          3.2            -- By-laws (incorporated by reference to Exhibit No. 3.4 to the Company's Registration Statement on Form S-1 (Reg.
                            No. 33-70036)).
          4.1            -- See Exhibits 3.1 and 3.2 for provisions of the Restated
                            Certificate of Incorporation and By-laws of the Company
                            defining the rights of holders of Common Stock.
          4.2            -- Form of Common Stock Certificate (incorporated by
                            reference to Exhibit No. 4.2 to the Company's
                            Registration Statement on Form S-1 (Reg. No. 33-70036)).
          4.3            -- Rights Agreement dated as of December 15, 1994, between
                            Camco International Inc. and First Chicago Trust Company
                            of New York, as Rights Agent, which includes as exhibits,
                            the form of Right Certificate and the Summary of Rights
                            to Purchase Common Shares (incorporated by reference to
                            Exhibit No. 1 to the Company's Registration Statement on
                            Form 8-A dated December 19, 1994).
         10.1*           -- Nonemployee Directors Stock Option Plan as amended
                            (incorporated by reference to Exhibit No. 10.1 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended June 30, 1996)).
         10.2*           -- Deferred Compensation Plan (incorporated by reference to
                            Exhibit No. 10.2 to the Company's Registration Statement
                            on Form S-1 (Reg. No. 33-83562)).
         10.3*           -- Long-Term Incentive Plan of Camco International Inc.
                            (incorporated by reference to Exhibit 10.3 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1993).
         10.4*           -- Description of Management Bonus Program (incorporated by reference to Exhibit No. 10.4 to the Company's
                            Registration Statement on Form S-1 (Reg. No. 33-83562)).
         10.5*           -- Letter Agreement between the Company and Gary Nicholson
                            (incorporated by reference to Exhibit No. 10.5 to the
                            Company's Registration Statement on Form S-1 (Reg. No.
                            33-70036)).
         10.6*           -- Form of Executive Severance Agreement (incorporated by
                            reference to Exhibit No. 10.6 to the Company's
                            Registration Statement on Form S-1 (Reg. No. 33-70036)).
         10.7*           -- Form of First Amendment to Executive Severance Agreement
                            (incorporated by reference to Exhibit No. 10.7 to the
                            Company's Registration Statement on Form S-1 (Reg. No.
                            33-83562)).
         10.8            -- Form of Indemnification Agreement (incorporated by
                            reference to Exhibit No. 10.7 to the Company's
                            Registration Statement on Form S-1 (Reg. No. 33-70036)).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         10.9            -- Reed Hourly Thrift Plan, as amended (incorporated by
                            reference to Exhibit No. 4.6 to the Company's
                            Registration Statement on Form S-8 (Reg. No. 333-18129)).
         10.10           -- Tax Allocation Agreement (incorporated by reference to
                            Exhibit No. 10.9 to the Company's Registration Statement
                            on Form S-1 (Reg. No. 33-70036)).
         10.11           -- U.S. Tax Transition Agreement (incorporated by reference to Exhibit No. 10.10 to the Company's Registration
                            Statement on Form S-1 (Reg. No. 33-70036)).
         10.12           -- U.K. Tax Transition Agreement (incorporated by reference to Exhibit No. 10.11 to the Company's Registration
                            Statement on Form S-1 (Reg. No. 33-70036)).
         10.13           -- Credit Facility dated December 7, 1993 (incorporated by reference to Exhibit No. 10.12 to the Company's
                            Registration Statement on Form S-1 (Reg. No. 33-70036)).
         10.14           -- First Amendment to Credit Facility dated August 29, 1994
                            (incorporated by reference to Exhibit No. 10.14 to the
                            Company's Registration Statement on Form S-1 (Reg. No.
                            33-83562)).
         10.15           -- Amended, Restated and Consolidated Lease Agreement dated as of May 7, 1990, between the City of Bartlesville,
                            Oklahoma, and Reda, a division of Camco International
                            Inc. (incorporated by reference to Exhibit No. 10.13 to
                            the Company's Registration Statement on Form S-1 (Reg.
                            No. 33-70036)).
         10.16           -- Lease dated September 12, 1994, between Jurong Town
                            Corporation and Reda Pump Company (Singapore) Private
                            Limited (incorporated by reference to Exhibit No. 10.14
                            to the Company's Registration Statement on Form S-1 (Reg.
                            No. 33-70036)).
         10.17           -- Building Agreement dated May 12, 1983, between Jurong
                            Town Corporation and Reed Rock Bit Company International,
                            Ltd. (incorporated by reference to Exhibit No. 10.15 to
                            the Company's Registration Statement on Form S-1 (Reg.
                            No. 33-70036)).
         10.18           -- 999 Year Lease dated November 7, 1988, between The
                            Department of Economic Development and Camco Limited
                            (incorporated by reference to Exhibit No. 10.16 to the
                            Company's Registration Statement on Form S-1 (Reg. No.
                            33-70036)).
         10.19           -- Amended and Restated Joint Venture Agreement dated July
                            7, 1993, between Reda Industries Ltd. and P.T. Imeco
                            Inter Sarana (incorporated by reference to Exhibit No.
                            10.17 to the Company's Registration Statement on Form S-1
                            (Reg. No. 33-70036)).
         10.20           -- Joint Venture Agreement dated June 23, 1990, between
                            Camco Soviet Services Limited, Tyumengastechnology and
                            Urengoigasprom (incorporated by reference to Exhibit No.
                            10.18 to the Company's Registration Statement on Form S-1
                            (Reg. No. 33-70036)).
         10.21           -- Agreement for Technology Transfer, Grant For License, and
                            the Sale of Manufacturing Know-How and Technical
                            Assistance dated December 5, 1991, between the Reda
                            Division of Camco International Inc., Reda Pump Company
                            (Singapore) Private Ltd., the Lawrence Technology
                            Division of Camco International Inc. and Zavody Tazkeho
                            Strojarstva, Dubnica Nad Vahom (incorporated by reference
                            to Exhibit No. 10.19 to the Company's Registration
                            Statement on Form S-1 (Reg. No. 33-70036)).
         10.22*          -- Forms of Restricted Share Agreements (incorporated by
                            reference to Exhibit No. 10.22 to the Company's
                            Registration Statement on Form S-1 (Reg. No. 33-83562)).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         10.23           -- Lease Agreement dated July 9, 1979, between the State of
                            Alaska Department of Natural Resources, Division of
                            Forest, Land and Water Management and Camco Wireline,
                            Inc. (incorporated by reference to Exhibit No. 10.23 to
                            the Company's Registration Statement on Form S-1 (Reg.
                            No. 33-83562)).
         10.24           -- Stock Purchase Agreement between the Company and Pearson
                            Inc. (incorporated by reference to Exhibit No. 10.24 to
                            the Company's Registration Statement on Form S-1 (Reg.
                            No. 33-83562)).
         10.25           -- Camco Thrift Plan, as amended (incorporated by reference to Exhibit No. 4.6 to the Company's Registration
                            Statement on Form S-8 (Reg. No. 333-09299)).
         10.26           -- Camco 1996 Savings Related Share Option Scheme
                            (incorporated by reference to Exhibit No. 4.6 to the
                            Company's Registration Statement on Form S-8 (Reg No.
                            333-14817)).
         21.1            -- Subsidiaries of the Company.
         23.1            -- Consent of Arthur Andersen LLP.
         27.1            -- Financial Data Schedule.

---------------

* Management Contract or Incentive Program.

     As permitted by Item 601(b)(4) of Regulation S-K, the Company has not filed with this Annual Report certain instruments defining the rights of holders of long-term debt of the Company and its subsidiaries because the total amount of securities authorized under any of such instruments does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of any such agreements to the Securities and Exchange Commission upon request.

     (b) No reports on Form 8-K were filed by the Company during the fourth quarter of 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 1997.

                                            CAMCO INTERNATIONAL INC.

                                            By:     /s/ GARY D. NICHOLSON
                                            ------------------------------------
                                                     Gary D. Nicholson
                                            Chairman of the Board, President and
                                                  Chief Executive Officer

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons to the capacities and on the dates indicated.

                     SIGNATURES                                     TITLE                     DATE
                     ----------                                     -----                     ----

                /s/ GARY D. NICHOLSON                  Chairman of the Board,            March 17, 1997
  -------------------------------------------------      President, and Chief Executive
                  Gary D. Nicholson                      Officer
                                                         (Principal Executive Officer)

                /s/ HERBERT S. YATES                   Senior Vice President -- Finance  March 17, 1997
  -------------------------------------------------      and Chief Financial Officer
                  Herbert S. Yates                       (Principal Financial Officer)

              /s/ BRUCE F. LONGAKER JR.                Vice President -- Finance         March 17, 1997
  -------------------------------------------------      and Corporate Controller
                Bruce F. Longaker Jr.                    (Principal Accounting Officer)

                 /s/ HUGH H. GOERNER                   Director                          March 17, 1997
  -------------------------------------------------
                   Hugh H. Goerner

                /s/ ROBERT L. HOWARD                   Director                          March 17, 1997
  -------------------------------------------------
                  Robert L. Howard

               /s/ WILLIAM J. JOHNSON                  Director                          March 17, 1997
  -------------------------------------------------
                 William J. Johnson

                /s/ WILLIAM A. KRAUSE                  Director                          March 17, 1997
  -------------------------------------------------
                  William A. Krause

              /s/ CHARLES P. SIESS, JR.                Director                          March 17, 1997
  -------------------------------------------------
                Charles P. Siess, Jr.

                /s/ GILBERT H. TAUSCH                  Director                          March 17, 1997
  -------------------------------------------------
                  Gilbert H. Tausch

                               INDEX TO EXHIBITS

                                                                          SEQUENTIALLY
  EXHIBIT                                                                   NUMBERED
   NUMBER                       DESCRIPTION OF EXHIBIT                        PAGE
  -------                       ----------------------                    ------------
    2.1      -- Reorganization Agreement (incorporated by reference to
                Exhibit No. 2.1 to the Company's Registration Statement
                on Form S-1 (Reg. No. 33-70036)).
    2.2      -- Agreement and Plan of Merger dated as of February 27,
                1997, by and among Camco International Inc., Plane
                Acquisition Corp. and Production Operators Corp.
                (incorporated by reference to Exhibit 2.1 to the
                Company's Current Report on Form 8-K filed on March 7,
                1997)
    2.3      -- Irrevocable Proxy dated February 27, 1997 (incorporated by reference to Exhibit 2.2 to the Company's Current
                Report on Form 8-K filed on March 7, 1997).
    3.1      -- Restated Certificate of Incorporation (incorporated by
                reference to Exhibit No. 3.1 to the Company's Annual
                Report on Form 10-K for the year ended December 31,
                1993).
    3.2      -- By-laws (incorporated by reference to Exhibit No. 3.4 to the Company's Registration Statement on Form S-1 (Reg.
                No. 33-70036)).
    4.1      -- See Exhibits 3.1 and 3.2 for provisions of the Restated
                Certificate of Incorporation and By-laws of the Company
                defining the rights of holders of Common Stock.
    4.2      -- Form of Common Stock Certificate (incorporated by
                reference to Exhibit No. 4.2 to the Company's
                Registration Statement on Form S-1 (Reg. No. 33-70036)).
    4.3      -- Rights Agreement dated as of December 15, 1994, between
                Camco International Inc. and First Chicago Trust Company
                of New York, as Rights Agent, which includes as exhibits,
                the form of Right Certificate and the Summary of Rights
                to Purchase Common Shares (incorporated by reference to
                Exhibit No. 1 to the Company's Registration Statement on
                Form 8-A dated December 19, 1994).
   10.1*     -- Nonemployee Directors Stock Option Plan as amended
                (incorporated by reference to Exhibit No. 10.1 to the
                Company's Quarterly Report on Form 10-Q for the quarter
                ended June 30, 1996)).
   10.2*     -- Deferred Compensation Plan (incorporated by reference to
                Exhibit No. 10.2 to the Company's Registration Statement
                on Form S-1 (Reg. No. 33-83562)).
   10.3*     -- Long-Term Incentive Plan of Camco International Inc.
                (incorporated by reference to Exhibit 10.3 to the
                Company's Annual Report on Form 10-K for the year ended
                December 31, 1993).
   10.4*     -- Description of Management Bonus Program (incorporated by reference to Exhibit No. 10.4 to the Company's
                Registration Statement on Form S-1 (Reg. No. 33-83562)).
   10.5*     -- Letter Agreement between the Company and Gary Nicholson
                (incorporated by reference to Exhibit No. 10.5 to the
                Company's Registration Statement on Form S-1 (Reg. No.
                33-70036)).
   10.6*     -- Form of Executive Severance Agreement (incorporated by
                reference to Exhibit No. 10.6 to the Company's
                Registration Statement on Form S-1 (Reg. No. 33-70036)).
   10.7*     -- Form of First Amendment to Executive Severance Agreement
                (incorporated by reference to Exhibit No. 10.7 to the
                Company's Registration Statement on Form S-1 (Reg. No.
                33-83562)).

                                                                          SEQUENTIALLY
  EXHIBIT                                                                   NUMBERED
   NUMBER                       DESCRIPTION OF EXHIBIT                        PAGE
  -------                       ----------------------                    ------------
   10.8      -- Form of Indemnification Agreement (incorporated by
                reference to Exhibit No. 10.7 to the Company's
                Registration Statement on Form S-1 (Reg. No. 33-70036)).
   10.9      -- Reed Hourly Thrift Plan, as amended (incorporated by
                reference to Exhibit No. 4.6 to the Company's
                Registration Statement on Form S-8 (Reg. No. 333-18129)).
   10.10     -- Tax Allocation Agreement (incorporated by reference to
                Exhibit No. 10.9 to the Company's Registration Statement
                on Form S-1 (Reg. No. 33-70036)).
   10.11     -- U.S. Tax Transition Agreement (incorporated by reference to Exhibit No. 10.10 to the Company's Registration
                Statement on Form S-1 (Reg. No. 33-70036)).
   10.12     -- U.K. Tax Transition Agreement (incorporated by reference to Exhibit No. 10.11 to the Company's Registration
                Statement on Form S-1 (Reg. No. 33-70036)).
   10.13     -- Credit Facility dated December 7, 1993 (incorporated by reference to Exhibit No. 10.12 to the Company's
                Registration Statement on Form S-1 (Reg. No. 33-70036)).
   10.14     -- First Amendment to Credit Facility dated August 29, 1994
                (incorporated by reference to Exhibit No. 10.14 to the
                Company's Registration Statement on Form S-1 (Reg. No.
                33-83562)).
   10.15     -- Amended, Restated and Consolidated Lease Agreement dated as of May 7, 1990, between the City of Bartlesville,
                Oklahoma, and Reda, a division of Camco International
                Inc. (incorporated by reference to Exhibit No. 10.13 to
                the Company's Registration Statement on Form S-1 (Reg.
                No. 33-70036)).
   10.16     -- Lease dated September 12, 1994, between Jurong Town
                Corporation and Reda Pump Company (Singapore) Private
                Limited (incorporated by reference to Exhibit No. 10.14
                to the Company's Registration Statement on Form S-1 (Reg.
                No. 33-70036)).
   10.17     -- Building Agreement dated May 12, 1983, between Jurong
                Town Corporation and Reed Rock Bit Company International,
                Ltd. (incorporated by reference to Exhibit No. 10.15 to
                the Company's Registration Statement on Form S-1 (Reg.
                No. 33-70036)).
   10.18     -- 999 Year Lease dated November 7, 1988, between The
                Department of Economic Development and Camco Limited
                (incorporated by reference to Exhibit No. 10.16 to the
                Company's Registration Statement on Form S-1 (Reg. No.
                33-70036)).
   10.19     -- Amended and Restated Joint Venture Agreement dated July
                7, 1993, between Reda Industries Ltd. and P.T. Imeco
                Inter Sarana (incorporated by reference to Exhibit No.
                10.17 to the Company's Registration Statement on Form S-1
                (Reg. No. 33-70036)).
   10.20     -- Joint Venture Agreement dated June 23, 1990, between
                Camco Soviet Services Limited, Tyumengastechnology and
                Urengoigasprom (incorporated by reference to Exhibit No.
                10.18 to the Company's Registration Statement on Form S-1
                (Reg. No. 33-70036)).
   10.21     -- Agreement for Technology Transfer, Grant For License, and
                the Sale of Manufacturing Know-How and Technical
                Assistance dated December 5, 1991, between the Reda
                Division of Camco International Inc., Reda Pump Company
                (Singapore) Private Ltd., the Lawrence Technology
                Division of Camco International Inc. and Zavody Tazkeho
                Strojarstva, Dubnica Nad Vahom (incorporated by reference
                to Exhibit No. 10.19 to the Company's Registration
                Statement on Form S-1 (Reg. No. 33-70036)).

                                                                          SEQUENTIALLY
  EXHIBIT                                                                   NUMBERED
   NUMBER                       DESCRIPTION OF EXHIBIT                        PAGE
  -------                       ----------------------                    ------------
   10.22*    -- Forms of Restricted Share Agreements (incorporated by
                reference to Exhibit No. 10.22 to the Company's
                Registration Statement on Form S-1 (Reg. No. 33-83562)).
   10.23     -- Lease Agreement dated July 9, 1979, between the State of
                Alaska Department of Natural Resources, Division of
                Forest, Land and Water Management and Camco Wireline,
                Inc. (incorporated by reference to Exhibit No. 10.23 to
                the Company's Registration Statement on Form S-1 (Reg.
                No. 33-83562)).
   10.24     -- Stock Purchase Agreement between the Company and Pearson
                Inc. (incorporated by reference to Exhibit No. 10.24 to
                the Company's Registration Statement on Form S-1 (Reg.
                No. 33-83562)).
   10.25     -- Camco Thrift Plan, as amended (incorporated by reference to Exhibit No. 4.6 to the Company's Registration
                Statement on Form S-8 (Reg. No. 333-09299)).
   10.26     -- Camco 1996 Savings Related Share Option Scheme
                (incorporated by reference to Exhibit No. 4.6 to the
                Company's Registration Statement on Form S-8 (Reg No.
                333-14817)).
   21.1      -- Subsidiaries of the Company.
   23.1      -- Consent of Arthur Andersen LLP.
   27.1      -- Financial Data Schedule.

---------------

* Management Contract or Incentive Program.