Form 10-Q
period 1997-03-31
CAMCO INTERNATIONAL INC
filed 1997-05-15
CIK 913267

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

    |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

    | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 24,067,314 shares of Common Stock ($.01 par value) outstanding at April 30, 1997.

                            CAMCO INTERNATIONAL INC.

                                     INDEX


                                                                             Page
                                                                              No.
PART I - FINANCIAL INFORMATION:

         Report of Independent Public Accountants                             1

         Consolidated Condensed Statements of Operations-                     2
                  Three Months ended March 31, 1997 and 1996

         Consolidated Condensed Balance Sheets - March 31,
                  1997 and December 31, 1996                                  3

         Consolidated Condensed Statements of Cash Flows -
                  Three Months ended March 31, 1997 and 1996                  4

         Notes to Consolidated Condensed Financial Statements                 5-7

         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         7-10

PART II - OTHER INFORMATION                                                    10

PART I            FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Camco International Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of Camco International Inc. (a Delaware corporation) and subsidiaries as of March 31, 1997, and the related consolidated condensed statements of operations and cash flows for the three months ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

Houston, Texas
April 15, 1997

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (unaudited)


                                                            Three Months
                                                           Ended March 31,
                                                        -----------------------
                                                          1997           1996
                                                        --------       --------
REVENUES:
   Sales                                                $123,432       $111,024
   Services                                               43,871         34,500
                                                        --------       --------
                                                         167,303        145,524
                                                        --------       --------
COSTS AND EXPENSES:
   Cost of sales                                          62,223         60,053
   Cost of services                                       34,131         26,336
                                                        --------       --------
                                                          96,354         86,389
                                                        --------       --------
        Gross margin                                      70,949         59,135

Selling, general and administrative expenses              46,835         42,043
Amortization of intangible assets                          1,894          1,387
                                                        --------       --------
        Operating income                                  22,220         15,705
Interest expense, net                                        937            659
                                                        --------       --------
Income before provision for income taxes                  21,283         15,046
Provision for income taxes                                 7,236          4,815
                                                        --------       --------
Net income                                              $ 14,047       $ 10,231
                                                        ========       ========
Net income per share                                    $    .57       $    .41
                                                        ========       ========
Average common and common equivalent shares
  outstanding                                             24,660         24,743

Cash dividends paid per share                           $    .05       $    .05




       The accompanying notes are an integral part of these consolidated condensed financial statement.

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (In Thousands, Except Share Data)

                                     ASSETS


                                                      March 31,             December 31,
                                                        1997                    1997
                                                      ---------             ------------
                                                     (unaudited)


CURRENT ASSETS:
  Cash and cash equivalents                          $ 35,659               $ 41,179
  Accounts receivable, net                            162,148                145,009
  Inventories, net                                    167,138                160,088
  Prepaid expenses and other                           38,402                 40,284
                                                     --------               --------
    Total current assets                              403,347                386,560
                                                     --------               --------

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                  4,290                  3,891
  Buildings                                            64,781                 63,918
  Machinery and equipment                             225,196                226,630
  Service equipment                                    62,363                 56,297
                                                     --------               --------
                                                      356,630                350,736
  Accumulated depreciation                           (223,731)              (215,281)
                                                     --------               --------
      Property, plant and equipment, net              132,899                135,455
                                                     --------               --------
INTANGIBLE ASSETS, net                                215,750                214,826

OTHER ASSETS                                           12,143                 12,173
                                                     --------               --------
      Total assets                                   $764,139               $749,014
                                                     ========               ========


                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term and current portion
      of long-term debt                              $ 10,658               $ 10,345
   Accounts payable                                    42,269                 39,234
   Accrued liabilities                                119,028                121,499
   Income taxes payable                                15,103                 17,467
                                                     --------               --------
      Total current liabilities                       187,058                188,545
                                                     --------               --------

LONG-TERM DEBT                                         75,420                 70,420

DEFERRED INCOME TAXES                                   8,625                  3,564

OTHER LONG-TERM LIABILITIES                            45,244                 47,266
                                                     --------               --------
      Total liabilities                               316,347                309,795
                                                     --------               --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common stock $.01 par value,
      100,000,000 shares authorized,
      25,228,115 shares issued                            252                    252
    Additional paid-in capital                        440,359                439,629
    Retained earnings                                  53,914                 41,070
    Cumulative translation adjustment                 (16,355)               (11,405)
    Treasury stock, 1,167,663 and 1,264,528
      shares at cost                                  (30,378)               (30,327)
                                                     --------               --------
        Total stockholders' equity                    447,792                439,219
                                                     --------               --------
        Total liabilities and stock-
           holders' equity                           $764,139               $749,014
                                                     ========               ========


           The accompanying notes are an integral part of these consolidated condensed financial statements

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (unaudited)

                                                             Three Months
                                                            Ended March 31,
                                                         ---------------------
                                                           1997         1996
                                                         --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                            $ 14,047     $10,231
   Adjustments to reconcile net income to net cash
     provided by operating activities, net of
     effects of acquisition -
     Depreciation and amortization                         10,390       8,773
     Provision for deferred and other taxes                 5,116         943
     Increase in accounts receivable                      (16,367)     (1,000)
     Increase in inventories                               (7,181)     (4,786)
     Increase in accounts payable                           4,284       2,711
     Increase (decrease) in accrued liabilities            (2,626)      7,100
     Decrease in income taxes payable                      (2,334)     (2,832)
     Increase (decrease) in other, net                       (337)        352
                                                         --------     -------
       Net cash provided by operating activities            4,992      21,492
                                                         --------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                    (4,939)     (3,642)
   Proceeds from sale of property, plant and
     equipment                                                166         143
   Business acquisitions                                   (9,490)         --
                                                         --------     -------
       Net cash used in investing activities              (14,263)     (3,499)
                                                         --------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in borrowings under
     credit facility                                        5,000      (5,000)
   Decrease in other debt                                      --      (1,245)
   Dividends paid to stockholders                          (1,203)     (1,213)
   Proceeds from exercise of stock options                    353       1,097
                                                         --------     -------
       Net cash used in financing activities                4,150      (6,361)
                                                         --------     -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                           (399)       (151)
                                                         --------     -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (5,520)     11,481
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           41,179      32,290
                                                         --------     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 35,659     $43,771
                                                         ========     =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest                                $    937     $   659
   Cash paid for income taxes                            $  5,134     $ 7,405


                 The accompanying notes are an integral part of
               these consolidated condensed financial statements.

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1.     General

         In the opinion of Camco International Inc. and subsidiaries (the "Company") management, the accompanying unaudited consolidated condensed financial statements include all adjustments necessary to present fairly the Company's financial position as of March 31, 1997, its results of operations and its cash flows for the three months ended March 31, 1997 and 1996. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three months ended March 31, 1997 may not be indicative of the results for the full year.

Note 2.     Inventories

         Consolidated inventories, net of allowances, are summarized as follows (in thousands):

                                                     March 31,      December 31,
                                                       1997            1996
                                                    ------------    ------------
Raw Materials                                       $     16,990    $     18,405
Parts and components                                      52,159          48,300
Work in process                                           27,891          24,747
Finished Goods                                            70,098          68,636
                                                    ------------    ------------
                                                    $    167,138    $    160,088
                                                    ============    ============

         Work in process and finished goods inventories include the cost of materials, labor and plant overhead. The excess of current costs, determined using the FIFO basis, over the carrying values of LIFO inventories was approximately $11.2 million and $11.9 million at March 31, 1997 and December 31, 1996, respectively.

Note 3.     Commitments and Contingencies - Legal Proceedings

         The Company is involved in certain lawsuits and claims arising in the normal course of business, including claims by federal and local authorities under various environmental protection laws. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operation of the Company.

Note 4.     Pending Accounting Pronouncement (SFAS No. 128)

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings per Share" (SFAS No. 128) which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Upon adoption, all prior period earnings per share data will be restated. The statement establishes new standards for computing, presenting and disclosing earnings per share. The following pro forma information presents basic and diluted earnings per share in accordance with SFAS No.
128 (in thousands, except per share amounts):

                                                                        March 31,                 March 31,
                                                                          1997                      1996
                                                                       -----------               ----------
Basic EPS:                 Net income                                  $    14,047               $   10,231
                                                                       -----------               ----------
                           Weighted average shares O/S                      24,012                   24,232

                           Earnings per share                          $       .58               $      .42

Diluted EPS:               Net income                                  $    14,047               $   10,231
                                                                       -----------               ----------
                           Weighted average shares O/S                      24,660                   24,743

                           Earnings per share                          $       .57               $      .41

                           Recap of weighted average common share equivalents (CSE):

                           Weighted average shares                          24,012                   24,232
                           Common share equivalents (CSE's)                    648                      511
                                                                       -----------               ----------
                                                                            24,660                   24,743

Information for the quarter ended March 31, 1996 excludes 401,000 shares which would have had an antidilutive effect.

Note 5.           Pending Acquisition

         On February 27, 1997, the Company entered into a definitive agreement to acquire Production Operators Corp., a Delaware corporation, pursuant to an expected tax free merger (the

"Merger") in which the stockholders of Production Operators will receive 1.30 shares of the Company's common stock in exchange for each outstanding share of Production Operators Common Stock.

         Based on the number of shares of Production Operators Common Stock outstanding as of the record date, May 12, 1997, a total of approximately 13,289,347 shares of the Company's Common Stock would be issued in the Merger. In addition, approximately 508,837 shares of the Company's Common Stock would be reserved for issuance by the Company for outstanding options under Production Operators' benefit plans. The Merger is subject to various conditions, including the receipt of all required regulatory approvals and the expiration or termination of all waiting periods (and extensions thereof) under the Hart-Scott-Rodino Act. Although there can be no assurance that the Merger will close, assuming approval by the stockholders of the Company and Production Operators, the Company currently anticipates that the acquisition will be consummated shortly after the special meeting of stockholders of the Company and Production Operators scheduled for June 13, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company is one of the world's leading providers of oilfield equipment and services for numerous specialty applications in key phases of the oil and gas drilling, completion, and production sectors of the oilfield services industry. Many of the Company's products and services have recognized names in the industry and are associated with technological innovation and quality. Camco operates on a worldwide basis with its equipment and services being sold or used in approximately 50 countries. The demand for the Company's products is particularly affected by international and domestic drilling activity, the worldwide price for oil and other factors affecting the exploration and development of oil and natural gas. Such additional factors include worldwide economic conditions, supply and demand for oil and natural gas, seasonal trends and political stability in the oil producing countries.

Results of Operations

Comparison of Quarter Ended March 31, 1997 to Quarter Ended
March 31, 1996

         Quarter ended March 31, 1997 revenues were $167.3 million, up $21.8 million from the comparable quarter in 1996. Product revenues were up $12.4 million from quarter to quarter, primarily due to increased rock bit sales, particularly in Canada, and higher completion products sales in Europe, Latin America and the U.S. This increase in product revenues was offset slightly by a decrease in Electrical Submersible Pump ("ESP") sales in Latin America and the former Soviet Union. Services revenues increased by $9.4 million, or 27%, from the comparable quarter last year, mostly due to additional revenues attributable to Lasalle Engineering, acquired by the Company in September 1996.

         Worldwide drilling activity was up significantly in the first quarter of 1997 compared to the first quarter last year. The average U.S. rig count increased 20% over the first quarter of 1996 to approximately 850 rigs. The Canadian rig count averaged 400 rigs for the quarter, a 10% increase over the first quarter of 1996, and other international rig activity was slightly higher than the previous first quarter. As a result, rock bit revenues increased 18% over the 1996 first quarter. United States revenues for the first quarter were up $2.1 million, or 5%, compared to the first quarter of 1996, primarily due to higher rock bit, completion products and ESP revenues. The increase from these higher revenues were partially offset by a decrease in service revenues. Canadian revenues increased $4.5 million, or 29%, over the first quarter of 1996 primarily due to a 40.0% increase in rock bit revenues and 32% increase in ESP revenues.

         South American revenues for the quarter were relatively flat compared to the first quarter of 1996 at $25.1 million, a $3.5 million increase due to higher completion product sales and services offset by lower ESP and drill bit revenues. Revenues in the Middle East and Africa increased $25 million, or 9.4% in the first quarter, primarily due to higher ESP and completion products revenues in the Middle East. Far East revenues were up 15% to $16.2 million in the first quarter. This increase was directly attributable to higher ESP and completion products revenues, which were slightly offset by a decrease in rock bit revenues. Revenues in Europe increased $9.8 million, or 43%, primarily due to the addition of Lasalle and a substantial increase in completion product revenues. These increases were partially offset by a decrease in ESP sales to the FSU.

         Consolidated gross margin increased $11.8 million in the 1997 first quarter to $70.9 million, or 42.4% of revenues, from $59.1 million, or 40.6% of revenues in the comparable quarter last year. The margin improvement is primarily attributable to an increase in completion products margins, a result of higher volume, selective price increases in certain markets and lower manufacturing costs due to higher production levels.

         Selling, general and administrative expenses ("SG&A") increased $4.8 million to $46.8 million in the quarter, but decreased slightly as a percentage of sales. SG&A did not increase relative to the revenue increase as most of the sales increase during the quarter was in completion products, which has a lower SG&A component than the Company's other business lines.

         Operating income increased $6.5 million from the first quarter of 1996 to $22.2 million, a 41% increase. Improved gross margins on significantly higher volume accounted for most of the operating income increase. Net income in the quarter increased $3.8 million, or 39% over the first quarter last year, to $14 million, or 57 cents per share.

         Acquisitions

         In March 1997, the Company acquired Camlow S.A.I.C. of Argentina and Southern Oilfield Supply and Manufacturing Inc. of Hammond, Louisiana. Camlow manufactures waterflood, gas lift, and completion accessories, and Southern Oilfield Supply manufactures gas lift and completion accessories.

Capital Resources and Liquidity

         Cash provided by operating activities decreased by $16.5 million from the comparable quarter last year to $5 million in the quarter ended March 31, 1997. This decrease is primarily due to the substantial growth in business and the resulting increase in working capital requirements. Cash in the first quarter of 1997 was used to fund $5 million in capital expenditures, pay $9.5 million to effect two acquisitions, and pay dividends to stockholders of $1.2 million, or 5 cents per share. After these expenditures, cash and cash equivalents for the quarter were $35.7 million, down $8.1 million from the comparable quarter last year.

         The Company believes that cash flow from operations combined with the unused portion of the revolving credit facility should provide sufficient capital resources and liquidity to meet its debt service requirements under the credit facilities and manage its business needs.

Pending Acquisition

        On February 27, 1997, the Company entered into a definitive agreement to acquire Production Operators Corp., a Delaware corporation, pursuant to an expected tax free merger (the "Merger") in which the stockholders of Production Operators will receive 1.30 shares of the Company's common stock in exchange for each outstanding share of Production Operators Common Stock.

         Based on the number of shares of Production Operators Common Stock outstanding as of the record date, May 12, 1997, a total of approximately 13,289,347 shares of the Company's Common Stock would be issued in the Merger. In addition, approximately 508,837 shares of the Company's Common Stock would be reserved for issuance by the Company for outstanding options under Production Operators' benefit plans. The Merger is subject to various conditions, including the receipt of all required regulatory approvals and the expiration or termination of all waiting periods (and extensions thereof) under the Hart-Scott-Rodino Act. Although there can be no assurance that the Merger will close, assuming approval by the stockholders of the Company and Production Operators, the Company currently anticipates that the acquisition will be consummated shortly after the special meeting of stockholders of the Company and Production Operators scheduled for June 13, 1997.

         In accordance with the provisions of the Private Litigation Reform Act of 1995, the cautionary statements set forth here in identify important factors that could cause actual results to differ materially from those in any forward-looking statements contained in this report. Such trends and factors include changes in the price of oil and gas, changes in the domestic and international rig count, global trade policies, domestic and international drilling activities, world-wide political stability and economic growth, currency fluctuations, including currency fluctuations and monetary restrictions in Venezuela and other countries, government export and import policies, technological advances involving the Company's products, the Company's successful execution of internal operating plans, performance issues with key suppliers and subcontractors, collective bargaining labor disputes, regulatory uncertainties and legal proceedings.

PART II     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

         The Company is involved in certain lawsuits and claims arising in the normal course of business, including claims by federal and local authorities under various environmental protection laws. In the opinion of management, uninsured losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         2.1 Agreement and Plan of Merger (incorporated by reference to the Company's Registration Statement on Form S-4 (Reg. No. 333-27041)).

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

         15.1 Letter Regarding Unaudited Interim Financial Information.

         21.1 Subsidiaries of the Company (incorporated by reference to Exhibit No. 21.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

         27.1  Financial Data Schedule

(b)      Reports on Form 8-K
         February 27, 1997
         Item 5. Other Events Reporting to proposed acquisition of Production Operators

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





By:  /s/ GARY D. NICHOLSON
   --------------------------------------------
         Gary D. Nicholson
         Chairman of the Board of Directors
         President and Chief Executive Officer
         (Principal Executive Officer)
         May 15, 1997




By:      /s/ BRUCE F. LONGAKER, JR.
   --------------------------------------------
         Bruce F. Longaker, Jr.
         Vice-President Finance and
         Corporate Controller
         (Principal Accounting Officer)
         May 15, 1997

                               INDEX TO EXHIBITS

                                                                       Page
                                                                        No.
15.1              Letter Regarding Unaudited Interim
                  Financial Information.                                14

27.1              Financial Data Schedule.                              15