Form 10-Q
period 1997-06-30
CAMCO INTERNATIONAL INC
filed 1997-08-13
CIK 913267

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 38,556,124 shares of Common Stock ($.01 par value) outstanding at August 8, 1997.

                            CAMCO INTERNATIONAL INC.

                                     INDEX



                                                                            Page
                                                                             No.
PART I - FINANCIAL INFORMATION:

         Report of Independent Public Accountants                              1

         Consolidated Condensed Statements of Operations-
                 Three Months and Six Months ended June 30, 1997
                 and 1996                                                      2

         Consolidated Condensed Balance Sheets - June 30, 1997
         and December 31, 1996                                                 3

         Consolidated Condensed Statements of Cash Flows -
                 Six Months ended June 30, 1997 and 1996
                                                                               4

         Notes to Consolidated Condensed Financial Statements                5-7

         Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        7-12

PART II - OTHER INFORMATION                                                12 14

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Camco International Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of Camco International Inc. (a Delaware corporation) and subsidiaries as of June 30, 1997, and the related consolidated condensed statements of operations for the three months and six months ended June 30, 1997 and 1996, and the consolidated condensed statements of cash flows for the six months ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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





ARTHUR ANDERSEN LLP

Houston, Texas
July 15, 1997

                  CAMCO INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (unaudited)


                                             Three Months                      Six Months
                                            Ended June 30,                    Ended June 30,
                                        ------------------------        ------------------------
                                          1997            1996            1997            1996
                                        --------        --------        --------        --------
REVENUES:
   Sales                                $156,319        $121,799        $279,751        $232,823
   Services                               70,826          63,484         142,878         120,108
                                        --------        --------        --------        --------
                                         227,145         185,283         422,629         352,931
                                        --------        --------        --------        --------
COSTS AND EXPENSES:
   Cost of sales                          82,228          66,722         144,451         126,775
   Cost of services                       48,804          44,054          99,819          83,886
                                        --------        --------        --------        --------
                                         131,032         110,776         244,270         210,661
                                        --------        --------        --------        --------
        Gross margin                      96,113          74,507         178,359         142,270

Selling, general and administrative
  expenses                                55,476          48,106         104,185          91,955
Merger expenses                           12,500            --            12,500            --
Amortization of intangible assets          2,178           1,472           4,072           2,859
                                        --------        --------        --------        --------
        Operating income                  25,959          24,929          57,602          47,456

Interest expense                           1,962           2,011           3,878           4,043
Interest income                            (456)           (577)           (918)         (1,362)
                                        --------        --------        --------        --------
Income before provision for income
  taxes                                   24,453          23,495          54,642          44,775

Provision for income taxes                 8,681           7,902          19,060          14,894
                                        --------        --------        --------        --------
Net income                              $ 15,772        $ 15,593        $ 35,582        $ 29,881
                                        =========       ========        ========        ========

Earnings per share before merger
  expenses, net of tax                  $    .64        $    .41        $   1.15        $    .78

Earnings per share                      $    .41        $    .41        $    .93        $    .78

Average common and common
  equivalent shares outstanding           38,348          38,271          38,235          38,174

Cash dividends per common share         $    .05        $    .05        $    .10        $    .10


The accompanying notes are an integral part of these consolidated condensed financial statements.

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                  June 30,         December 31,
                                                    1997               1996
                                                 -----------       ------------
                                                 (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                      $   41,116        $   42,846
   Accounts receivable, net                          188,180           169,989
   Inventories, net                                  195,149           169,007
   Prepaid expenses and other                         49,211            46,150
                                                  ----------        ----------
        Total current assets                         473,656           427,992
                                                  ----------        ----------
PROPERTY, PLANT AND EQUIPMENT:
   Land                                                4,995             4,360
   Buildings                                          74,535            71,985
   Machinery and equipment                           240,578           234,641
   Service equipment                                 346,539           313,997
                                                  ----------        ----------
                                                     666,647           624,983
   Accumulated depreciation                         (340,434)         (316,221)
                                                  ----------        ----------
         Property, plant and equipment, net          326,213           308,762
                                                  ----------        ----------
INTANGIBLE ASSETS, net                               216,255           214,826

OTHER ASSETS                                          23,673            20,125
                                                  ----------        ----------
         Total assets                             $1,039,797        $  971,705
                                                  ==========        ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Short-term and current portion of
      long-term debt                              $   10,558        $   10,345
   Accounts payable                                   51,119            47,595
   Accrued liabilities                               152,803           134,583
   Income taxes payable                                7,593            18,750
                                                  ----------        ----------
         Total current liabilities                   222,073           211,273
                                                  ----------        ----------

LONG-TERM DEBT                                       105,052            93,551

DEFERRED INCOME TAXES                                 33,087            24,742

OTHER LONG-TERM LIABILITIES                           47,849            47,266
                                                  ----------        ----------
         Total liabilities                           408,061           376,832
                                                  ----------        ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock $.01 par value, 100,000,000
     shares authorized, 38,528,519 and
     38,471,908 shares issued                            385               385
   Additional paid-in capital                        523,305           521,196
   Retained earnings                                 152,543           115,024
   Cumulative translation adjustment                 (14,440)          (11,405)
   Treasury stock, 1,150,239 and 1,264,528
     shares at cost                                  (30,057)          (30,327)
                                                  ----------        ----------
         Total stockholders' equity                  631,736           594,873
                                                  ----------        ----------
         Total liabilities and stockholders'
           equity                                 $1,039,797        $  971,705
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

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (unaudited)

                                                              Six Months
                                                             Ended June 30,
                                                        -----------------------
                                                         1997             1996
                                                        -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                           $35,582         $29,881
   Adjustments to reconcile net income
     to net cash provided by operating
     activities, net of effects of
     acquisitions --
     Change in subsidiary year-end                          342              --
     Gain from sale of assets                              (139)         (1,241)
     Depreciation and amortization                       30,444          25,132
     Provision for deferred and other
       taxes                                              7,102           3,454
     (Increase) decrease in accounts receivable         (16,402)          9,069
     Increase in inventories                            (24,051)         (5,858)
     Increase (decrease) in accounts payable              4,753          (1,870)
     Increase in accrued liabilities                     24,201          20,926
     Decrease in income taxes payable                   (11,776)         (5,197)
     Increase in other, net                               1,968           1,098
                                                        -------         -------
        Net cash provided by operating activities        52,024          75,394
                                                        -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                 (44,407)        (21,457)
   Proceeds from sale of property, plant
     and equipment                                          223           4,678
   Business acquisitions                                (11,753)             --
   Change in subsidiary year-end                         (6,496)             --
   Other                                                     --            (647)
                                                        -------         -------
        Net cash used in investing activities           (62,433)        (17,426)
                                                        -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Decrease in borrowings under credit facility              --         (10,000)
   Increase (decrease) in other debt                      4,996         (12,238)
   Dividends paid to stockholders                        (3,122)         (3,848)
   Proceeds from exercise of stock options                  864           1,455
   Change in subsidiary year-end                          6,158              --
   Other                                                     --             398
                                                         ------         -------
        Net cash used in financing activities             8,896         (24,233)
                                                         ------         -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
    CASH EQUIVALENTS                                       (217)            (88)
                                                         ------          ------
NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                          (1,730)         33,647

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF PERIOD                                            42,846          33,275
                                                         ------          ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $41,116         $66,922
                                                        =======         =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:
   Cash paid for interest                               $ 2,981         $ 2,568
   Cash paid for income taxes                           $23,596         $16,817





The accompanying notes are an integral part of these consolidated condensed financial statements

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)


Note 1.  General

         In the opinion of Camco International Inc. and subsidiaries (the "Company") management, the accompanying unaudited consolidated condensed financial statements include all adjustments necessary to present fairly the Company's financial position as of June 30, 1997, and its results of operations for the three months and six months ended June 30, 1997 and 1996, and its cash flows for the six months ended June 30, 1997 and 1996. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and the Company's current Report on Form 8-K dated June 13, 1997. The results of operations for the three months and six months ended June 30, 1997 may not be indicative of the results for the full year.

                 Merger with Production Operators Corp.

         On June 13, 1997, Camco acquired Production Operators Corp., a market leader in total responsibility gas compression services. Under the terms of the merger, Production Operators shareholders received 1.30 newly issued Camco common shares for each Production Operators common share. The business combination has been accounted for using the pooling of interests method of accounting. Accordingly, the financial statements reflected in this document have been prepared as if Camco and Production Operators were combined as of the beginning of the earliest period presented. All costs of the merger, which were $12.5 million, or $8.6 million net of tax benefits, were expensed during the second quarter of 1997.

         The difference between the par value of the Production Operators common stock exchanged in the transaction and the par value of the Company's common stock issued in the transaction is reflected as an increase in additional paid- in capital. In addition, the amount recorded as deferred compensation relating to the Production Operators Employee Stock Ownership Plan and treasury stock of Production Operators has been offset against retained earnings and additional paid-in capital, respectively.

         The average common shares outstanding have been computed by adjusting the historical average outstanding common and common equivalent shares of the Company for the shares issued in exchange for the outstanding Production Operators common shares and for the dilutive effect of common stock equivalents arising from the assumption of the Production Operators options.

         As a result of the differing year ends of Camco and Production Operators, results of operations for different period ends have been combined. Camco's results of operations for the three months and six months ended June 30, 1996 have been combined with Production Operators' results of operations for the three months and six months ended March 31, 1996, respectively. Effective January 1, 1997, Production Operators' fiscal year end was changed to conform to Camco's December 31 year end. Consequently, results of operations for the three months and six months ended June 30, 1997 combine both Camco's and Production Operators' results of operations for the comparable periods.

         Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2.  Inventories

         Consolidated inventories, net of allowances, are summarized as follows (in thousands):

                                                June 30,            December 31,
                                                  1997                  1996
                                              -----------           ------------
Raw materials                                  $ 16,865             $ 18,405
Parts and components                             64,754               54,786
Work in process                                  34,099               27,180
Finished Goods                                   79,431               68,636
                                               --------             --------
                                               $195,149             $169,007
                                               ========             ========

         Work in process and finished goods inventories include the cost of materials, labor and plant overhead. The excess of current costs, determined using the FIFO basis, over the carrying values of LIFO inventories was approximately $11.5 million and $11.9 million at June 30, 1997 and December 31, 1996, respectively.



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

Note 4.  Pending Accounting Pronouncement (SFAS No. 128)

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings per Share" (SFAS No. 128) which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of SFAS No. 128 is not permitted. Upon adoption, all prior period earnings per share data will be restated. The statement establishes new standards for computing, presenting and disclosing earnings per share. The following pro forma information presents basic and diluted earnings per share in accordance with SFAS No. 128 (in thousands, except per share amounts):





                                                                                Three Months           Six Months
                                                                               Ended June 30,          Ended June 30,
                                                                            -------------------     -------------------
                                                                             1997        1996        1997        1996
                                                                            -------     -------     -------     -------
Basic EPS:   Net income                                                     $15,772     $15,593     $35,582     $29,881
                                                                            -------     -------     -------     -------
             Weighted average shares O/S                                     37,363      37,473      37,350      37,450

             Earnings per share                                             $  0.42     $  0.42     $  0.95     $  0.80

Diluted EPS: Net income                                                     $15,772     $15,593     $35,582     $29,881
                                                                            -------     -------     -------     -------
             Weighted average shares O/S                                     38,348      38,271      38,325      38,174

             Earnings per share                                             $  0.41     $  0.41     $  0.93     $  0.78


             Recap of weighted average common share equivalents (CSE) :
             Weighted average shares                                         37,363      37,473      37,350      37,450
             Common share equivalents (CSE's)                                   985         798         975         724
                                                                            -------     -------     -------     -------
                                                                             38,348      38,271      38,325      38,174

Information for the three and six months ended June 30, 1997 excludes 489,500 shares which would have had an antidilutive effect.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



General

         The Company is one of the world's leading providers of oilfield equipment and services for numerous specialty applications in key phases of the oil and gas drilling, completion, and production sectors of the oilfield services industry. Many of the Company's products and services have recognized names in the industry and are associated with technological innovation and quality. The Company operates on a worldwide basis with its equipment and services being sold or used in approximately 50 countries. The demand for the Company's products is particularly affected by international and domestic drilling activity, the worldwide price for oil and other factors affecting the exploration and development of oil and natural gas. Such additional factors include worldwide economic conditions, supply and demand for oil and natural gas, seasonal trends and political stability in the oil producing countries.

Merger with Production Operators Corp.

         On June 13, 1997, Camco International Inc., a Delaware corporation (the "Company"), acquired Production Operators Corp, a Delaware corporation ("Production Operators"), through a merger (the "Merger") of a wholly owned subsidiary of the Company with and into Production Operators. The Merger was effected pursuant to an Agreement and Plan of Merger dated February 27, 1997 (the "Merger Agreement"), by and among the Company, Plane Acquisition Corp., a wholly owned Delaware subsidiary of the Company ("Sub"), and Production Operators. A total of 13,300,404 shares of the Company's common stock, $.01 par value (the "Common Stock"), was issued to the stockholders of Production Operators as consideration for the acquisition. The principle followed in fixing the exchange ratio in the Merger was based on negotiations between the parties.

         The business combination has been accounted for using the pooling of interests method of accounting. Accordingly, the financial statements reflected in this document have been prepared as if Camco and Production Operators were combined as of the beginning of the earliest period presented. All costs of the merger, which were $12.5 million, or $8.6 million net of tax benefits, were expensed during the second quarter of 1997.

         As a result of the differing year ends of Camco and Production Operators, results of operations for different period ends have been combined. Camco's results of operations for the three months and six months ended June 30, 1996 have been combined with Production Operators' results of operations for the three months and six months ended March 31, 1996, respectively. Effective January 1, 1997, Production Operators' fiscal year end was changed to conform to Camco's December 31 year end. Consequently, results of operations for the three months and six months ended June 30, 1997 combine both Camco's and Production Operators' results of operations for the comparable periods.

Results of Operations

Comparison of Quarter Ended June 30, 1997 to Quarter Ended June 30, 1996

         Revenues for the quarter ended June 30, 1997 were $227.1 million, an increase of $41.9 million from the comparable quarter in 1996. Product sales in the second quarter were up $34.5 million compared to the second quarter last year, primarily due to increased sales of completion products in North America, Middle East and Africa and the Far East, increased drill bit sales in North America and Europe, primarily in the former Soviet Union ("FSU"), and higher electrical submersible pump ("ESP") sales in the Far East and North America, primarily Canada. This increase in product sales was somewhat offset by lower ESP sales in Europe, primarily the FSU.

         Services revenues for the quarter increased $7.4 million over last year's comparable quarter, primarily due to increased contract gas compression revenues in North and South America and additional revenues in Europe which were directly attributable to Lasalle Engineering, acquired by the Company in September of 1996.

         The Company earned 58% of its consolidated revenues in international markets outside of the U.S. and Canada in the quarter ended June 30, 1997 compared to 57% in the same quarter last year. North American drilling activity in the quarter ended June 30, 1997 was significantly higher than the comparable quarter last year. The 1997 average second quarter U.S. rig count was 933, a 21% increase compared to last year, and the average Canadian rig count was 250 for the quarter, well above expected rig activity, which has historically experienced a more significant decline during the seasonal spring thaw. This increase in rig activity resulted in a 57% increase in drill bit revenues in North America compared to the same quarter last year. North American product sales were up a combined 24% in other business lines, including ESP revenues, completion products sales and contract gas compression service revenues. These increases were partially offset by lower completion service revenues in North America in the quarter.

         South American sales for the quarter increased 16% over the second quarter of 1996, primarily due to increased completion and well services revenues and contract gas compression service revenues. Revenues in the Middle East and Africa were 28% higher than last year's second quarter, primarily due to higher ESP and completion products sales. Far East revenues were up 50% due to higher ESP and completion products sales, partially offset by lower drill bit sales in that region. Revenues increased 16% in Europe, primarily due to the acquisition of Lasalle and an increase in completion products sales. These gains in Europe were partially offset by decreased ESP sales in the FSU compared to the same quarter last year.

         Consolidated gross margin increased $21.6 million in the second quarter this year to $96 million, or 42.3% of revenues, from $74.5 million, or 40.2% of revenues last year. This increase was primarily attributable to the improvement in completion products and rock bit margins, a result of higher volume, better pricing in certain markets and reduced manufacturing costs resulting from higher production levels.

         Selling, general and administrative expenses ("SG&A") increased $7.4 million to $55.5 million in the second quarter from $48.1 million in last year's comparable quarter, but decreased by 1.5% as a percentage of sales. SG&A costs decreased relative to revenues as a majority of the sales of completion products and ESPs have a lower SG&A component than other business lines of the Company.

         Operating income, excluding $12.5 million in one-time transaction costs related to the Production Operators acquisition, increased $13.5 million, or 54%, from the second quarter of 1996 to $38.5 million in the second quarter this year. Operating income after merger costs was $26 million, an increase of $1 million over the same quarter last year. Improved gross margins on significantly higher volume, combined with lower SG&A costs as a percentage of sales accounted for most of the operating income increase. Net income in the quarter was $15.8 million, or 41 cents per share, equal to last year after considering merger expenses recognized this quarter. Operating earnings per share, excluding the net merger expenses were 64 cents, up 56% compared to the 1996 second quarter.

Comparison of Six Months Ended June 30, 1997 to Six Months Ended June 30, 1996

         Revenues were up 20% in the first half of 1997 to $422.6 million from $352.9 million in the first half of 1996. Product sales were $279.8 million this year, an increase of $47 million over the comparable period last year, primarily due to increased drill bit sales, particularly in North America, and higher completion products sales in Europe, Africa and North and South America. This increase in product revenues was offset somewhat by lower sales of ESP's in South America and Europe, primarily in the FSU, and decreased sales of drill bits in South America and the Far East. Services revenues were up 19% to $142.9 million for the six month period, primarily due to additional revenues in Europe, directly attributable to Lasalle

Engineering, acquired in September 1996, and increased contract gas compression service revenues in North and South America.

         North American revenues through June were up 17% over the first six months of last year, primarily due to increased sales of completion products, drill bits and gas compression service revenues in the U.S., partially offset by lower completion and well services revenues. In addition, increased activity levels in Canada resulted in higher drill bit and ESP sales during the period.

         South American revenues through the first six months of 1997 were $67.5 million, up $7.6 million over last year's first half, due to increased sales of completion products and services and improved contract gas compression service revenues, slightly offset by lower drill bit and ESP sales. Revenues in the Middle East and Africa improved by 20% over last year's comparable period mostly due to a significant increase in completion products sales, ESP sales and slightly higher drill bit sales. Far East sales were up 33% over the comparable period last year with most of the increase due to higher sales of ESP's and completion products, offset somewhat by lower drill bit sales. Sales were up 28% in Europe this year, primarily due to the addition of Lasalle and improved sales of completion products in the North Sea, partially offset by lower ESP sales in the FSU.

         Gross margin for the six months ended June 30, 1997 increased to $178.4 million, or 42.2% of sales, from $142.3 million, or 40.3% last year. Most of the margin increase was attributable to the improvement in completion products and rock bit margins, due to increased volume, better pricing in certain markets and lower manufacturing costs due to higher production levels.

         SG&A increased $12.2 million in the first half of 1997 to $104.2 million, entirely due to the increased sales. SG&A as a percentage of sales improved to 24.6%, from 26% last year. SG&A costs decreased relative to revenues as a majority of the sales of completion products and ESPs have a lower SG&A component than other business lines of the Company.

         Operating income increased 21%, or $10.1 million from the first half of 1996 to $57.6 million this year. Excluding $12.5 million in merger costs resulting from the acquisition of Production Operators, operating income increased by $22.6 million over the first half of 1996 to $70.1 million, a 48% increase. Improved gross margins on significantly higher volume, combined with the lower SG&A expense as a percentage of revenues, accounted for most of the operating income increase. Net income through June 1997 was $35.6 million, up $5.7 million, or 19%, net of

$12.5 million in merger costs recognized during the period. Operating earnings per share excluding the merger costs improved to $1.15 per share from 78 cents last year, an increase of 49%.

Capital Resources and Liquidity

         Cash provided by operating activities was $52 million during the six months ended June 30, 1997, a decrease of $23.4 million from the prior year. This decrease is primarily due to the substantial growth in business and the resulting increase in working capital requirements. Cash in the first six months of 1997 was used to fund $44.4 million in capital expenditures, pay $11.8 million for acquisitions and pay dividends to stockholders of $3.1 million. After these expenditures, cash and cash equivalents as of June 30, 1997 amounted to $41 million, down slightly from last year end.

         The Company believes that cash flow from operations combined with the unused portion of the revolving credit facility should provide sufficient capital resources and liquidity to meet debt service requirements under the credit facilities and manage business needs.


PART II  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 20, 1997 the Company held its regular Annual Meeting of Stockholders for 1997 ("the Annual Meeting"). At the Annual Meeting, Robert L. Howard, Gary D. Nicholson and Charles P. Siess, Jr. were reelected to three-year terms. The following table sets forth the number of shares that voted for, and for which votes were withheld for the election of each such person:

                                   For                    Withheld
                                   ---                    --------
  Robert L. Howard               21,762,089              2,298,363
  Gary D. Nicholson              21,761,847              2,298,605
  Charles P. Siess, Jr.          21,736,929              2,323,523


         William A. Krause, William J. Johnson and Gilbert H. Tausch continue their terms as directors of the Company.

         The stockholders of the Company also approved the 1997 Long-Term Incentive Plan with 13,978,406 votes cast for approval, 6,608,972 votes cast against, 16,240 shares abstaining from voting and 1,386,568 broker nonvotes.

         The stockholders of the Company ratified the appointment of Arthur Andersen LLP as the Company's independent auditors for the year ending December 31, 1997. The ratification of Arthur Andersen LLP as the Company's auditors was approved with 21,980,992 votes cast for approval, 6,048 votes cast against and 3,146 shares abstaining.

         There were no broker nonvotes with respect to either the election of Directors or the ratification of Arthur Andersen LLP as the Company's independent auditors.

         On June 13, 1997 the Company held a Special Meeting of Stockholders. The stockholders of the Company approved the Agreement and Plan of Merger dated February 27, 1997, by and among Camco, Plane Acquisition Corp., a wholly owned subsidiary of Camco, and Production Operators Corp. with 18,675,926 votes cast for approval, 38,790 votes cast against and 16,728 shares abstaining from voting.


ITEM 5.  OTHER INFORMATION

Private Securities Litigation Reform Act

         In accordance with the provisions of the Private Securities Litigation Reform Act of 1996, the cautionary statements set forth herein identify important factors that could cause actual results to differ materially from those in any forward-looking statements contained in this report. Such forward-looking statements also relate to Camco's and Production Operators' future prospects, developments and business strategies for their operations and synergies that are possible from the Merger. These statements involve risks and uncertainties that may cause actual future activities and results of operations to be materially different from that suggested or described in this report. These risks and factors include changes in the price of oil and gas, changes in the domestic and international rig count, global trade policies, domestic and international drilling activities, world-wide political stability and economic growth, currency fluctuations, including currency fluctuations and monetary restrictions in Venezuela and other countries, government export and import policies, technological advances involving the Company's products, the Company's successful execution of internal operating plans, performance issues with key suppliers and subcontractors, collective bargaining labor disputes, regulatory uncertainties and legal proceedings.

Election and Retirement of Directors

         Effective June 17, 1997 Lester Varn, Jr. was elected to the Board of Directors of the Company.

         Effective July 15, 1997 T. Don Stacy was elected to the Board of Directors of the Company.

         Effective July 15, 1997 Hugh H. Goerner retired from the Board of Directors of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         2.1 Agreement and Plan of Merger dated as of February 27, 1997 by and among Camco International Inc., Plane Acquisition Corp. (incorporated by reference to Exhibit No.2.1 to Form 8-K, File 1-10718, filed March 7, 1997)

         3.1 Restated Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

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

         27.1  Financial Data Schedule

(b)      Reports on Form 8-K

         February 27, 1997

         Item 5. Other Events Relating to proposed acquisition of Production Operators

         June 13, 1997

         Item 2. Acquisition of Production Operators

         Item 5. Other Events-certain selected pro forma quarterly financial information for the Company and Production Operators

         Item 7. Financial Statements of Business Acquired

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


By:      /s/ GARY D. NICHOLSON
         -------------------------------------
         Gary D. Nicholson
         Chairman of the Board of Directors
         President and Chief Executive Officer
         (Principal Executive Officer)
         August 13, 1997




By:      /s/ BRUCE F. LONGAKER, JR.
         -------------------------------------
         Bruce F. Longaker, Jr.
         Vice-President Finance and
         Corporate Controller
         (Principal Accounting Officer)
         August 13, 1997

                               INDEX TO EXHIBITS

                                                                      Page
                                                                       No.
15.1             Letter Regarding Unaudited Interim
                 Financial Information.                                 18

27.1             Financial Data Schedule.                               19