Form 10-Q
period 1997-09-30
CAMCO INTERNATIONAL INC
filed 1997-11-14
CIK 913267

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 38,526,732 shares of Common Stock ($.01 par value) outstanding at November 4, 1997.

                            CAMCO INTERNATIONAL INC.

                                      INDEX


                                                                                                               Page
                                                                                                                No.
PART I - FINANCIAL INFORMATION:

         Report of Independent Public Accountants                                                                 1

         Consolidated Condensed Statements of Operations-
                  Three Months and Nine Months ended
                  September 30, 1997 and 1996                                                                     2

         Consolidated Condensed Balance Sheets -
                  September 30, 1997 and December 31, 1996                                                        3

         Consolidated Condensed Statements of Cash Flows -
                  Nine Months ended September 30, 1997 and 1996                                                   4

         Notes to Consolidated Condensed Financial Statements                                                   5-7

         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                          7-12

PART II - OTHER INFORMATION                                                                                   12-13

PART I            FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Camco International Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of Camco International Inc. (a Delaware corporation) and subsidiaries as of September 30, 1997, and the related consolidated condensed statements of operations for the three months and nine months ended September 30, 1997 and 1996, and the consolidated condensed statements of cash flows for the nine months ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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




Houston, Texas
October 21, 1997

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (unaudited)

                                                            Three Months                    Nine Months
                                                          Ended September 30,           Ended September 30,
                                                       -------------------------     -------------------------
                                                          1997           1996           1997           1996
                                                       ----------     ----------     ----------     ----------
REVENUES:
   Sales                                               $  161,930     $  126,601     $  441,681     $  359,424
   Services                                                77,128         63,570        220,006        183,678
                                                       ----------     ----------     ----------     ----------
                                                          239,058        190,171        661,687        543,102
                                                       ----------     ----------     ----------     ----------

COSTS AND EXPENSES:
   Cost of sales                                           85,727         67,978        230,178        194,753
   Cost of services                                        53,682         46,685        153,501        130,571
                                                       ----------     ----------     ----------     ----------
                                                          139,409        114,663        383,679        325,324
                                                       ----------     ----------     ----------     ----------
         Gross margin                                      99,649         75,508        278,008        217,778
Selling, general and administrative expenses               54,409         46,518        158,594        138,473
Merger expenses                                                --             --         12,500             --
Amortization of intangible assets                           2,201          1,603          6,273          4,462
                                                       ----------     ----------     ----------     ----------
         Operating income                                  43,039         27,387        100,641         74,843
Interest expense, net                                       1,460            849          4,420          3,530
                                                       ----------     ----------     ----------     ----------
Income before provision for income taxes                   41,579         26,538         96,221         71,313
Provision for income taxes                                 14,556          9,086         33,616         23,980
                                                       ----------     ----------     ----------     ----------
Net income                                             $   27,023     $   17,452     $   62,605     $   47,333
                                                       ==========     ==========     ==========     ==========


Earnings per share before merger expenses,
   net of tax                                          $      .70     $      .46     $     1.85     $     1.24

Earnings per share                                     $      .70     $      .46     $     1.63     $     1.24

Weighted-average common and common
   equivalent shares outstanding                           38,652         38,324         38,448         38,225

Cash dividends paid per common share                   $      .05     $      .05     $      .15     $      .15

The accompanying notes are an integral part of these consolidated condensed financial statements.

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                    September 30,   December 31,
                                                                        1997            1996
                                                                    ------------    ------------
                                                                    (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                        $     57,391    $     42,846
   Accounts receivable, net                                              198,798         169,989
   Inventories, net                                                      198,330         169,007
   Prepaid expenses and other                                             49,715          46,150
                                                                    ------------    ------------
         Total current assets                                            504,234         427,992
                                                                    ------------    ------------

PROPERTY, PLANT AND EQUIPMENT:
   Land                                                                    5,055           4,360
   Buildings                                                              76,412          71,985
   Machinery and equipment                                               245,849         234,641
   Service equipment                                                     354,744         313,997
                                                                    ------------    ------------
                                                                         682,060         624,983
   Accumulated depreciation                                             (346,804)       (316,221)
                                                                    ------------    ------------
         Property, plant and equipment, net                              335,256         308,762
                                                                    ------------    ------------

INTANGIBLE ASSETS, net                                                   213,491         214,826

OTHER ASSETS                                                              36,698          20,125
                                                                    ------------    ------------
         Total assets                                               $  1,089,679    $    971,705
                                                                    ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term and current portion of long-term debt                 $     10,558    $     10,345
   Accounts payable                                                       53,399          47,595
   Accrued liabilities                                                   161,312         134,583
   Income taxes payable                                                   15,999          18,750
                                                                    ------------    ------------
         Total current liabilities                                       241,268         211,273
                                                                    ------------    ------------

LONG-TERM DEBT                                                           113,306          93,551

DEFERRED INCOME TAXES                                                     34,243          24,742

OTHER LONG-TERM LIABILITIES                                               44,572          47,266
                                                                    ------------    ------------
         Total liabilities                                               433,389         376,832
                                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock $.01 par value, 100,000,000 shares authorized,
     38,571,657 and 38,471,908 shares issued                                 386             385
   Additional paid-in capital                                            524,009         521,196
   Retained earnings                                                     177,952         115,024
   Cumulative translation adjustment                                     (16,955)        (11,405)
   Treasury stock, 1,098,445 and 1,264,528 shares at cost                (29,102)        (30,327)
                                                                    ------------    ------------
         Total stockholders' equity                                      656,290         594,873
                                                                    ------------    ------------
         Total liabilities and stockholders' equity                 $  1,089,679    $    971,705
                                                                    ============    ============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (unaudited)

                                                                          Nine Months
                                                                       Ended September 30,
                                                                    ------------------------
                                                                       1997          1996
                                                                    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                       $   62,605    $   47,333
   Adjustments to reconcile net income to net cash
    provided by operating activities, net
    of effects of acquisition -
      Gain form sale of assets                                            (234)       (2,856)
      Depreciation and amortization                                     46,386        38,972
      Provision for deferred and other taxes                             8,152         3,894
      Increase in accounts receivable                                  (28,365)       (3,263)
      Increase in inventories                                          (27,942)       (9,206)
      Increase (decrease) in accounts payable                            7,467          (251)
      Increase in accrued liabilities                                   32,710        38,591
      Decrease in income taxes payable                                  (3,151)       (6,419)
      Change in subsidiary year-end                                        342            --
      Increase in other, net                                               301         9,226
                                                                    ----------    ----------
         Net cash provided by operating activities                      98,271       116,021
                                                                    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                (66,885)      (36,329)
   Proceeds from sale of property, plant and equipment                     386        11,032
   Business acquisitions                                               (11,753)      (29,473)
   Investment in joint ventures                                        (15,495)           --
   Change in subsidiary year-end                                        (6,496)           --
   Other                                                                    --        (1,622)
                                                                    ----------    ----------
         Net cash used in investing activities                        (100,243)      (56,392)
                                                                    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in borrowings under revolving credit facility     5,000       (10,000)
   Increase (decrease) in other debt                                     8,155       (23,990)
   Dividends paid to stockholders                                       (4,992)       (5,774)
   Proceeds from exercise of stock options                               2,507         2,197
   Change in subsidiary year-end                                         6,158            --
   Other                                                                    --           474
                                                                    ----------    ----------
         Net cash provided by (used in) financing activities            16,828       (37,093)
                                                                    ----------    ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                                       (311)           20
                                                                    ----------    ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                               14,545        22,556

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        42,846        33,275
                                                                    ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $   57,391    $   55,831
                                                                    ==========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest                                           $    5,334    $    5,385
   Cash paid for income taxes                                       $   29,106    $   25,016

The accompanying notes are an integral part of these consolidated condensed financial statements.

                    CAMCO INTERNATIONAL INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1.           General

         In the opinion of Camco International Inc. and subsidiaries (the "Company") management, the accompanying unaudited consolidated condensed financial statements include all adjustments necessary to present fairly the Company's financial position as of September 30, 1997, and its results of operations for the three months and nine months ended September 30, 1997 and 1996, and its cash flows for the nine months ended September 30, 1997 and 1996. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and the Company's current Report on Form 8-K dated June 13, 1997. The results of operations for the three months and nine months ended September 30, 1997 may not be indicative of the results for the full year.

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

         The difference between the par value of the Production Operators common stock exchanged in the transaction and the par value of the Company's common stock issued in the transaction is reflected as an increase in additional paid-in capital. In addition, the amount recorded as deferred compensation relating to the Production Operators Employee Stock Ownership Plan and treasury stock of Production Operators has been offset against retained earnings and additional paid-in capital, respectively.

         The average common shares outstanding have been computed by adjusting the historical average outstanding common and common equivalent shares of the Company for the shares issued in exchange for the outstanding Production Operators common shares and for the dilutive effect of common stock equivalents arising from the assumption of the Production Operators options.

         As a result of the differing year ends of Camco and Production Operators, results of operations for different period ends have been combined. Camco's results of operations for the three months and nine months ended September 30, 1996 have been combined with Production Operators' results of operations for the three months and nine months ended June 30, 1996, respectively. Effective January 1, 1997, Production Operators' fiscal year end was changed to conform to Camco's December 31 year end. Consequently, results of operations for the three months and nine months ended September 30, 1997 combine both Camco's and Production Operators' results of operations for comparable periods.

         Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2.           Inventories

         Consolidated inventories, net of allowances, are summarized as follows (in thousands):

                                                 September 30,   December 31,
                                                     1997           1996
                                                  ----------     ----------
Raw materials                                     $   17,432     $   18,405
Parts and components                                  64,620         54,786
Work in process                                       33,944         27,180
Finished Goods                                        82,334         68,636
                                                  ----------     ----------
                                                  $  198,330     $  169,007
                                                  ==========     ==========

         Work in process and finished goods inventories include the cost of materials, labor and plant overhead. The excess of current costs, determined using the FIFO basis, over the carrying values of LIFO inventories was approximately $11.8 million and $11.9 million at September 30, 1997 and December 31, 1996, respectively.


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


                                                                       Three Months                    Nine Months
                                                                    Ended September 30,           Ended September 30,
                                                                 -------------------------     -------------------------
                                                                    1997           1996           1997           1996
                                                                 ----------     ----------     ----------     ----------
Basic EPS:              Net income                               $   27,023     $   17,452     $   62,605     $   47,333
                                                                 ----------     ----------     ----------     ----------
                        Weighted average shares O/S                  37,369         37,500         37,389         37,463

                        Earnings per share                       $     0.72     $     0.47     $     1.67     $     1.26

Diluted EPS:            Net income                               $   27,023     $   17,452     $   62,605     $   47,333
                                                                 ----------     ----------     ----------     ----------
                        Weighted average shares O/S                  38,652         38,324         38,448         38,225

                        Earnings per share                       $     0.70     $     0.46     $     1.63     $     1.24


                        Recap of weighted average common share equivalents (CSE):
                        ---------------------------------------------------------

                        Weighted average shares                      37,369         37,500         37,389         37,463
                        Common share equivalents (CSE's)              1,283            824          1,059            762
                                                                 ----------     ----------     ----------     ----------
                                                                     38,652         38,324         38,448         38,225


         SFAS No. 130, "Reporting Comprehensive Income", was issued in June 1997. The Company will adopt SFAS No. 130 in the first quarter of 1999. Had SFAS No. 130 been adopted as of September 30, 1997, net income, as reported, would have been adjusted by changes in cumulative foreign currency translation adjustment.


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

         As a result of the differing year ends of Camco and Production Operators, results of operations for different period ends have been combined. Camco's results of operations for the three months and nine months ended September 30, 1996 have been combined with Production Operators' results of operations for the three months and nine months ended June 30, 1996, respectively. Effective January 1, 1997, Production Operators' fiscal year end was changed to conform to Camco's December 31 year end. Consequently, results of operations for the three months and nine months ended September 30, 1997 combine both Camco's and Production Operators' results of operations for comparable periods.

Results of Operations

Third Quarter Ended September 30, 1997 Compared to Third Quarter
Ended September 30, 1996

         Revenues for the quarter ended September 30, 1997 were $239 million, an increase of $48.9 million from the comparable quarter in 1996. Product revenues in the third quarter were up $35.3 million compared to last year, principally due to increased sales of electrical submersible pumps ("ESPs") in Southeast Asia, the former Soviet Union ("FSU") and Europe, increased sales of completion products in South America, Southeast Asia , Europe and Canada, increased rock bit sales in Canada and the U.S., and increased sales of PDC bits in the U.S. The increase in product revenues was somewhat offset by decreased rock bit sales to Southeast Asia and lower PDC bit sales in South America. Services revenues were up $13.6 million over last year's comparable quarter, primarily due to increased contract gas compression revenues in the U.S. and South America, increased completion services in South America and Africa, increased ESP services in Southeast Asia and South America, and additional revenues attributable to Lasalle Engineering which was acquired in September 1996.

         Worldwide drilling activity continued at higher than expected levels, particularly in the U.S. and Canada, where third quarter rig counts averaged 990, up 33% over last years third quarter in the U.S. and 399, a 45% increase over last year's third quarter in Canada. As a result of this increased rig activity, North American rock bit revenues were up 49% over the third quarter of 1996. Overall, U.S. and Canada revenues increased 21.5% from last years third quarter to $107 million this quarter, primarily due to higher oil tool services sales by the Company's SITE Oil Tool division in Canada, increased sales of both PDC and rock bits, increased ESP sales and services, and higher revenues from contract gas compression services in the U.S. These increases were partially offset by lower completion service revenues in the U.S. this quarter.

         South American sales in the third quarter were $38.4 million, an increase of 22.7% over the third quarter of 1996, primarily due to increased completion products sales and services, contract gas compression revenues, and ESP sales and services. Sales were up 20.7% in Africa and the Middle East to $31.2 million, primarily due to increased ESP and rock bit revenues, as well as increased sales of completion products in the Middle East and completion services in Africa. Far East revenues increased significantly from $12.5 million in last year's third quarter to $21.5 million this third quarter, principally due to increased sales of ESP's and completion products. European sales increased $8.5 million quarter over quarter to $41.1 million, due to increased sales in all product lines as well as the acquisition of Lasalle in September, 1996.

         Consolidated gross margin increased $24.1 million to $99.6 million, or 41.7% of sales from $75.5 million, or 39.7% of revenues in the comparable quarter last year. Margins improved in all business lines with most of the increase attributable to the improvement in completion products and services, ESP, and rock bits, resulting from higher volume, selective price increases in certain markets and lower manufacturing costs due to higher production levels.

         Selling, general and administrative expenses ("SG&A") increased to $54.4 million this quarter from $46.5 million in last year's third quarter. As a percentage of sales, SG&A costs decreased by 1.7% from last year's third quarter as expenses did not increase to the same extent as revenues, primarily due to increased sales of completion products and ESPs which have lower SG&A components than the Company's other business lines.

         Operating income was $43 million in the third quarter, an increase of $15.7 million, or 57% higher than the same quarter last year. Improved gross margins on significantly higher volume accounted for most of the operating income increase. Net income increased $9.6 million to $27 million for the quarter, with earnings per share of 70 cents, a 52% increase over last year's third quarter.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

         Revenues were up 21.8% in the first nine months of 1997 to $661.7 million from $543.1 million in the comparable period of 1996. Product sales increased $82.3 million this year to $441.7 million, primarily due to higher sales of rock bits in North America, increased completion product sales worldwide, and higher ESP sales in North America, Europe, the Middle East and Southeast Asia. Service revenues were $220 million this year, an increase of $36.3 million over the comparable period last year, mostly due to increased contract gas compression revenues in the U.S. and South America, increased ESP related service revenues, and the additional revenues attributable to Lasalle Engineering, acquired in September 1996.

         United States and Canada revenues through the first nine months of 1997 were 18.9% higher than last year at $288.7 million. The year over year increase is principally due to significant increases in sales of rock bits, ESPs, completion equipment and contract gas compression revenues. These increases were somewhat offset by decreased U.S. completion service revenues this year. On the strength of higher sales of completion products and services and increased contract gas compression revenues, South American sales through September of 1997 were $105.9 million, or 16.1% higher than last year.

         Sales in the Middle East and Africa improved by 20.2% over last year's comparable period to $97.4 million, mostly due to higher sales of completion products and increased ESP sales and services. Far East sales improved to $58.9 million this year, 45.1% higher than last year to date, almost entirely due to significantly higher sales of completion products and ESP's. Sales were up 26.8% in Europe to $110.9 million for the nine month period this year, principally due to the addition of Lasalle and improved sales of completion products, partially offset by decreased sales of ESP's to the FSU.

         Gross margin for the nine months ended September 30, 1997 increased to $278 million, up $60.2 million from last year. Consolidated gross margin as a percent of sales has increased by 2% over last year to 42%, with most of the margin increase attributable to completion products, ESP's and rock bits. This margin increase in 1997 is a direct result of higher volume, selective price increases in certain markets and lower manufacturing costs due to higher production levels.

         SG&A increased $20.1 million through September 1997 to $158.6 million, but was down as a percentage of sales from 25.5% last year to 24% this year to date. SG&A costs did not increase relative to the revenue increase as a major portion of the sales increase was in completion products and ESPs which have lower SG&A components than the Company's other business lines.

         Operating income, as a result of the significant increase in sales combined with improved gross margins, increased $25.8 million in the first nine months of 1997 to $100.6 million, an increase of 34.5% over the prior year. Excluding $12.5 million in transaction costs resulting from the merger with Production Operators, operating income increased to $113.1 million, a 51.2% increase over last year. Net income for the first nine months was $62.6 million, up $15.3 million, or 32.3%. Earnings per share were $1.63, a 39 cent increase year over year.

Capital Resources and Liquidity

         Cash provided by operating activities was $98.3 million during the nine months ended September 30, 1997, a decrease of $17.8 million from the prior year. This decrease in cash flow is primarily a result of the substantial increase in activity levels this year and the resulting increase in working capital requirements. During the first nine months of 1997, cash was used to fund $66.9 million in capital expenditures, pay $11.8 million for acquisitions and pay dividends to stockholders of $5 million. After these expenditures, cash and cash equivalents increased $14.5 million to a balance of $57.4 million at September 30, 1997.

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




By: /s/ GARY D. NICHOLSON
    -----------------------------------
    Gary D. Nicholson
    Chairman of the Board of Directors
    President and Chief Executive Officer
    (Principal Executive Officer)
    November 14, 1997




By: /s/ BRUCE F. LONGAKER, JR.
    -----------------------------------
    Bruce F. Longaker, Jr.
    Vice-President Finance and
    Corporate Controller
    (Principal Accounting Officer)
    November 14, 1997

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