Form 10-K
period 1997-12-31
CAMCO INTERNATIONAL INC
filed 1998-03-13
CIK 913267

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

    [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                   NAME OF EACH
              TITLE OF EACH CLASS                          EXCHANGE ON WHICH REGISTERED
              -------------------                          ----------------------------
         Common Stock, $.01 Par Value                      New York Stock Exchange, Inc.
Rights to Purchase Common Stock, $.01 Par Value            New York Stock Exchange, Inc.

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the price at which the stock was sold as of February 27, 1998: $2,170,883,968.

     Number of shares of common stock outstanding as of February 27, 1998:
37,680,539.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III Items 10, 11, 12 and 13 will be included in a proxy statement to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

================================================================================

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Camco International Inc. and subsidiaries (collectively, "Camco" or the "Company") is one of the world's leading providers of oilfield equipment and services for numerous specialty applications in key phases of oil and gas drilling, completion and production. Many of the Company's products and services have recognized names in the industry and are associated with technological innovation and quality. Camco operates on a worldwide basis with its equipment and services being sold or used in approximately 50 countries. Approximately 66% of the Company's revenues in 1997 were derived from equipment or services sold or provided outside the United States.

     Camco is the leading world producer of gas lift systems. Camco also operates one of the largest fleets of coiled tubing units in the United States, is one of the world's two leading providers of subsurface safety valve systems, synthetic diamond drill bits and electric submersible pump systems and is the world's third leading provider of roller cone drill bits. On June 13, 1997, Camco acquired Production Operators Corp.("Production Operators"), the market leader in total responsibility gas compression services. The business combination has been accounted for using the pooling-of-interests method of accounting. Accordingly, the financial information reflected in this document has been prepared as if Camco and Production Operators were combined as of the beginning of the earliest period presented. Information regarding world markets excludes the former Soviet Union (the "FSU") and China, for which reliable market information is unavailable.

     Camco's business consists of an Oilfield Equipment Segment and an Oilfield Services Segment.

     Oilfield Equipment Segment. Camco's Oilfield Equipment Segment provides a wide range of manufactured oilfield products, principally under the names Reda Pump ("Reda"), Lasalle Engineering ("Lasalle"), Lawrence Technology, Hycalog, Reed Tool ("Reed"), Camco Products and Site Oil Tools ("Site"). Reda manufactures electric submersible pumps ("ESPs") used to lift high volumes of fluids from producing wells. Lasalle, acquired in September 1996, provides oil well production services, project management and ancillary equipment for ESP systems. Lawrence Technology manufactures electric cables and wire used with ESPs. Hycalog manufactures synthetic diamond drill bits, and Reed manufactures roller cone drill bits. Synthetic diamond drill bits have a faster rate of penetration, drill more footage, generally have a higher unit sales price and are used primarily in high cost drilling locations where their relatively higher price can be justified by their corresponding reduction in total drilling time and, therefore, costs. Roller cone drill bits generally have lower unit prices, are less application sensitive and are used in a wider variety of drilling applications. Camco Products manufactures gas lift systems used to increase the volume of production from oil wells, subsurface safety valves used as fail-safe devices to shut-in production in oil and gas wells in emergencies, and packers and other items used in the completion and production phases of oil and gas development. In December 1996, Camco Products expanded its gas lift business by acquiring the artificial lift business line of Halliburton Company. Site Oil Tools, which was acquired by the Company in March 1995, manufactures a full line of packers, accessory equipment and services for the completion of oil and gas wells. The Oilfield Equipment Segment accounted for approximately 76% of Camco's total revenues in 1997.

     Oilfield Services Segment. Camco's Oilfield Services Segment provides a wide range of oilfield services, principally under the names Production Operators, Camco Coiled Tubing Services ("Camco Coiled Tubing"), Camco Wireline and Drilling & Services. Production Operators provides total responsibility gas compression services including project management and operation for clients engaged in gas gathering, injection, treating and processing. Camco Coiled Tubing provides coiled tubing services and nitrogen services and performs other downhole operations used in the initial completion of wells and in well maintenance and treatment during the productive life of a well. Camco Wireline provides mechanical wireline services used to install or retrieve downhole flow control devices and to obtain reservoir data using specialized instruments. Drilling & Services provides steerable rotary drilling system services used in directional and horizontal drilling applications. The Oilfield Services Segment accounted for approximately 24% of Camco's total revenues in 1997.

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

BUSINESS OPERATIONS

OILFIELD EQUIPMENT SEGMENT

     Electric Submersible Pumps. Reda was founded in 1930 and manufactures downhole ESPs. An ESP system consists of an electric motor, which provides direct drive to a pump immediately above the motor, and surface control systems. The motor and pump are positioned above the perforation of the production zone at the bottom of the production tubing string in an oil well. ESPs are often the most economical means of lifting high volumes of reservoir fluids (600 to 20,000 barrels per day) to the surface from oil wells which either do not flow naturally or have low natural flow rates. In many cases, use of an ESP makes a well economical to produce where it otherwise would be abandoned. Many ESPs are used in wells where large quantities of water are produced with the oil. As high flow rate wells mature, they will, in most cases, begin to produce large quantities of water. Water also may be present as a consequence of secondary recovery techniques involving the injection of steam or water into the oil-bearing formation to increase oil production. ESPs are also used in deep or deviated wells where other artificial lift systems cannot function reliably.

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

     Electric submersible pumps, ESP cable and related services and equipment accounted for revenues of $284.1 million, $234.6 million and $204.8 million in 1997, 1996 and 1995, respectively.

     Drill Bits. Hycalog manufactures synthetic diamond drill bits. It was founded in 1946 and manufactured its first natural diamond drill bits in 1953. The bits manufactured by Hycalog are polycrystalline diamond compact ("PDC") bits which utilize synthetic diamonds as the primary cutting element. PDC bits allow faster rates of drilling penetration and can drill complete well sections without the need for bit replacement. As a result, they are used in high cost drilling locations (such as offshore or in remote locations) where their technical advantages reduce drilling time sufficient to justify the high unit sales prices. Hycalog manufactures both steel body bits and matrix bits. Steel body bits are favored for large cutter PDCs used to drill in softer formations at fast rates of penetration. Matrix bits have a tungsten carbide body which makes them better suited for soft to medium formations and better able to resist abrasive drilling fluids. Several different types of diamond bits may need to be used in one well (diamond bits can also be used in conjunction with roller cone bits) as different formations are encountered in drilling a well. As a result, diamond drill bit designs are often custom engineered for specific formation characteristics expected to be encountered. A single PDC bit may drill from several hundred feet to over 20,000 feet depending on the hardness and abrasiveness of the formation. Hycalog's patented "hybrid bit" technology, which combines synthetic and natural diamonds on a single bit, has longer wear life in harder formations than other PDC bits that do not include natural diamonds. PDC bits are often used with a downhole motor.

     Reed manufactures roller cone drill bits and has been an established bit manufacturer since 1916. Reed produces roller cone drill bits for a wide variety of oil and gas well drilling applications, primarily for use in the high-performance markets. Roller cone bits consist of a steel body and three rotating cones which have cutting teeth. Reed manufactures bits with milled teeth and with tungsten carbide insert teeth, which have a longer life in harder formations. A number of different sizes of bits are used during the drilling of the well, and the bits are generally dulled during the drilling process. Drilling an average well in the United States to a depth of 6,000 feet typically might consume four to six roller cone bits. The bits are manufactured for inventory in a variety of standard sizes. Reed has proprietary nozzle designs (Mudpick and Mudpick II trademarks) used in its drill bits. Mudpick allows the drilling fluid to clean the bit more effectively while drilling, which increases rates of drilling penetration by up to 25%. By providing a sweeping effect across the interface of the teeth and rock, Mudpick II hydraulics improve the removal of the cuttings (in addition to cleaning the bit) and further improve the rate of drilling penetration. Reed also holds a patent for a threaded ring bearing design that significantly reduces the likelihood of losing a cone from the drill bit in the well when it becomes worn and, as a result, reduces the likelihood of costly retrieval operations. The combination of Mudpick II hydraulics and the threaded ring bearing was introduced as enhanced hydraulic performance ("EHP") bits in 1992. Demand for Camco's drill bit products is primarily driven by levels of drilling activity worldwide.

     Drill bits accounted for revenues of $231.7 million, $193.4 million and $180.6 million in 1997, 1996 and 1995, respectively.

     Completion Equipment. Camco Products manufactures gas lift systems, downhole safety valves used in oil and gas well completions, packers and accessory equipment. Camco began distributing gas lift systems in 1946 and started manufacturing its own equipment in 1951. Gas lift systems consist principally of mandrels containing gas lift valves which are placed in the production tubing string of an oil well. Gas is compressed and injected from the surface down the annulus between the production tubing and casing, enters the tubing through the gas lift valves and lifts the oil in the production tubing to the surface. The gas is then separated from the oil at the surface and compressed and reinjected downhole, forming a closed-loop system. Gas lift is usually the most economical method of lifting fluid when natural gas is produced with the oil or is available from other wells for injection.

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

OILFIELD SERVICES SEGMENT

     Contract Gas Compression Services. Production Operators provides contract gas compression services. Contract gas compression services consist principally of contract gas compression, which is the boosting of natural gas pressure by mechanical means using custom-designed and engineered high-performance reciprocating compression equipment. Production Operators provides total responsibility compression operating service to oil and gas producers, pipeline operators and gas processors. This service focuses on the custom engineering, fabrication, turn key construction, installation, operation and maintenance of the equipment necessary to handle any gas compression on a full responsibility, guaranteed mechanical availability, value-added basis rather than on the lease or sale of equipment. Gas compression services have been expanded in recent years to include contract operation of client owned equipment and contract gas processing and treating. Demand for Camco's gas compression services is driven by decisions by petroleum and pipeline companies to outsource their gas compression and other production requirements.

     Production Operators, founded in 1961 and acquired by Camco in June 1997, currently provides contract gas compression services primarily in the United States, Venezuela and Argentina. The Company believes that there are significant opportunities for Production Operators to leverage off of Camco's existing marketing and operational infrastructure to expand its business into other geographic regions.

     Contract gas compression services accounted for revenues of $114.6 million, $91.8 million and $72.8 million in 1997, 1996 and 1995, respectively.

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

     Camco Coiled Tubing principally operates in the United States, Nigeria and Venezuela and demand for its services are primarily driven by the level of oil and gas well service and workover activity in those areas. Well service and workover activity is driven by energy prices. The Company believes the demand for coiled tubing services will grow due to continued technological improvements that have increased the dependability and durability of tubing, and the range and types of services available.

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

     Extended Reach Drilling Services. The Company's newly formed Drilling & Services division is developing a steerable rotary drilling system to be used in extended reach drilling which is expected to solve some of the technical limitations of current technology in directional and horizontal drilling applications.

SALES, SERVICE AND DISTRIBUTION

     The Company markets its various products and services primarily through its own sales organization, providing technical assistance to customers on the application of various products. In certain international locations, products are distributed through independent sales agents who have access to technical support from the Company. Camco maintains finished goods and repair parts inventories at various stocking points and service centers around the world. Inventories are replenished from the production of the Company's manufacturing facilities based on expected business levels and customer requirements.

     In recent years, a number of major oil and gas producers along with many leading oilfield equipment and service providers, including Camco, have entered into business alliances in an attempt to reduce or better control the overall cost to find, drill, complete and produce oil and gas. These alliances involve relatively long-term supply and service arrangements. The Company's management believes that as alliances become more prevalent, most of its key customers will select alliance partners primarily on a product-by-product basis, particularly for the higher technology, value-added equipment and services which constitute most of Camco's business. Camco has successfully entered into alliances in various regions around the world and with respect to many of its key products.

CUSTOMERS

     Camco's customers are primarily major and independent oil and gas companies and foreign national oil companies. No single customer accounted for more than 10% of Camco's total revenues in 1997, but the loss of a major oil or gas company or certain foreign national oil companies as a customer would be significant.

INTERNATIONAL OPERATIONS

     Camco's equipment and services are used in approximately 50 countries by U.S. customers operating abroad and by foreign customers. Sales of equipment and services outside of the United States accounted for 66%, 65% and 64% of total revenues in 1997, 1996 and 1995, respectively. Certain of Camco's international operations are subject to special risks inherent in doing business outside the United States such as risks of war, boycotts, civil disturbances and governmental activities, including currency restrictions and arbitrary imposition of taxes. See Note 10 to the Consolidated Financial Statements included elsewhere herein for additional financial data related to Camco's revenues by geographic region.

     The Company wholly owns all of its foreign subsidiaries engaged in manufacturing outside of the United States and wholly owns most of its sales and service operations outside of the United States. Government-owned petroleum companies located in some of the countries in which Camco operates have adopted policies (or are subject to governmental policies) giving preference to the purchase of goods and services from companies that are majority owned by local nationals. As a result of such policies, Camco relies on joint ventures, license arrangements and other business combinations with local nationals in these countries. Camco is a participant in joint ventures or a shareholder in corporations in Abu Dhabi, Dubai and Ras Al Khaimah in the United Arab Emirates, Egypt, Colombia, Malaysia, Brunei, Indonesia, Norway, Venezuela and the FSU.

     The Company has significant operations in areas which have experienced political instability, high inflation and significant currency fluctuations in recent years, including Nigeria, Venezuela and the FSU. Given the dynamic political and economic environment in each of these areas, business activity is expected to remain somewhat volatile from year to year. Exposure to these risks is actively monitored by management and action is taken when appropriate under the circumstances to limit such exposures. Despite these actions, there can be no assurance that volatility in these markets will not adversely impact the Company's operations.

     Camco operates in various foreign countries and is, therefore, subject to currency fluctuations in these countries. Changes in the value of the U.S. dollar against these currencies will affect the Company's results of operations and financial position. Camco conducts a portion of its business in highly inflationary environments such as South America and Nigeria. The effect of currency rate changes in highly inflationary countries is reflected in the results of operations in accordance with Statement of Financial Accounting Standards No. 52.

     In 1997, 1996 and 1995, the Company recorded translation losses of $1.8 million, $4.8 million and $5.7 million, respectively, primarily due to the devaluation of the bolivar in Venezuela and the naira in Nigeria. Additionally, during 1997, 1996 and 1995, the cumulative translation account, a component of stockholders' equity, reflected a $3.8 million loss, a $7.2 million gain and a $.5 million gain, respectively, primarily due to movements in the U.K. pound sterling versus the U.S. dollar. The Company actively monitors foreign subsidiaries' net asset positions denominated in foreign currencies and takes actions when appropriate under the circumstances to limit its risk to currency fluctuation and devaluation.

MANUFACTURING AND RAW MATERIALS

     Most of Camco's oilfield equipment products are made from steel and steel alloys which are machined to some degree of close tolerance in the manufacturing process. Machined pieces are inspected against product specifications and assembled. Some products are performance tested after assembly. Some parts are purchased in finished form from qualified suppliers when it is not economical for Camco to perform the machining, or when the material, such as elastomers, is other than steel. Camco has more than one source for every material it requires in the manufacture of its products.

RESEARCH AND PRODUCT DEVELOPMENT

     Camco's business strategy is to be an industry leader in technically demanding oilfield equipment and services markets. Camco attempts to keep each of its key products at the forefront of engineering and technical advances, and each business unit has ongoing programs to advance this goal. In 1997, 1996 and 1995, total research and development expenditures were $33.2 million, $26.3 million and $24.3 million, respectively.

PATENTS AND TECHNOLOGY

     At December 31, 1997, Camco had approximately 248 U.S. patents and 290 foreign patents in effect with approximately 89 U.S. patent applications and approximately 134 foreign patents pending. Camco has been diligent in obtaining patents to protect its technological developments. There is, however, no patent or group of related patents which would enable any Camco group to dominate its industry and no single patent or group of related patents that is material to Camco's business.

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

ORDER BACKLOG

     At December 31, 1997, the Company's backlog of firm orders for products and equipment was approximately $99.2 million compared to approximately $76.5 million at December 31, 1996. Substantially all of such orders are expected to be filled in 1998.

INDUSTRY CONDITIONS

     Demand for and pricing of Camco's equipment and services depends primarily upon the number of oil and gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of well service and workover activity worldwide. Drilling, completion and workover activity in turn is largely dependent on the level and volatility of oil and natural gas prices. Given the substantially longer lead times required and higher levels of capital investments necessary, drilling, completion and workover activity has historically been less volatile in international markets, from which the Company derived 56% of its revenues in 1997, than in North America.

     Pricing for crude oil and natural gas declined during 1997 reversing a three-year upward trend. West Texas Intermediate ("WTI") crude prices averaged $20.58 per barrel in 1997, or $1.59 per barrel lower than in 1996. U.S. natural gas prices averaged $2.47 per MCF in 1997, down slightly from the previous year. Worldwide drilling activity increased for the third consecutive year in 1997 as the long-term outlook remained favorable for the pricing of oil and natural gas. Average rig count activity for the previous three years is summarized in the table below:

                         RIG COUNT                            1997     1996     1995
                         ---------                            -----    -----    -----
United States...............................................    943      779      723
Canada......................................................    374      270      231
                                                              -----    -----    -----
          North America.....................................  1,317    1,049      954
International...............................................    808      792      759
                                                              -----    -----    -----
          Worldwide.........................................  2,125    1,841    1,713
                                                              =====    =====    =====

     The Company believes that the long-term outlook for drilling, completion and production activity remains positive as supply and demand are almost in equilibrium and worldwide demand for crude oil is forecasted to increase through the turn of the century. Growth in the demand for and production of natural gas is expected to exceed that of oil.

     While the Company's long-term outlook for drilling, completion and production activity is optimistic, short-term uncertainty exists with respect to the outlook for the industry in North America given the recent significant declines in the price of crude oil. The price of WTI crude oil averaged $16.40 per barrel during the first two months of 1998, and declined to below $14.50 per barrel in March 1998. The decline in U.S. natural gas prices from 1997 levels has not been as significant. The Company believes that if WTI crude oil prices remain depressed for a prolonged period, drilling, completion and production activity in North America, particularly in land-based markets, could decline significantly below 1997 levels.

     The international average rig count increased for the third consecutive year, to an average rig count of 808. The Company expects international drilling, completion and production activities to remain relatively stable as most international projects do not fluctuate based on short-term changes in commodity prices.

     While facing economic and currency instability, developing countries with oil reserves in South America, Eastern Europe and the Far East often increase exploration and production activities to provide additional hard currency inflows to their economies. The Company believes that there continues to be significant opportunities to provide oilfield equipment and services to increase production in these and other areas of the world.

     Demand for the Company's contract gas compression services is driven by decisions by petroleum and pipeline companies to outsource gas compression and other production requirements. The Company believes that demand for contract gas compression services will increase and that significant opportunities exist to expand high-end compression services in many markets outside the United States.

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

     Consistent with the Company's business strategy, Camco's equipment and services are focused on serving difficult drilling and production environments, providing value-added applications and developing innovative solutions to customer problems. Camco seeks to maintain a reputation for offering advanced technology through an ongoing research and development program. This commitment is evidenced by numerous drilling records set over the past three years by both Reed Tool and Hycalog. In addition, Camco's Products and Services business unit was awarded the A.S.M.E. Best Mechanical Engineering Achievement Award for its patented system for "Drilling with Coiled Tubing" at the 1995 Offshore Technology Conference ("OTC"). Field tests of this technology are ongoing and based on recent results, drilling with coiled tubing continues to show promise as a means to economically produce smaller infield oil reserves. Reed was also a runner-up at the 1995 OTC for its new "PMC" drill bit design using a patented manufacturing process.

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

     The principal competitors in ESPs are Centrilift (a division of Baker Hughes) and ESP Inc. (a division of Wood Group).

     Camco's principal competition in drill bits comes from Hughes Christensen (a division of Baker Hughes), Smith International and Security DBS (a division of Dresser Industries).

     The principal competitors for contract gas compression are Hanover Compressor Co., Dresser Rand (a division of Dresser Industries) and Global Compression Services Inc.

     Competition for gas lift equipment comes primarily from a division of Weatherford Enterra. Baker Hughes and Halliburton are the principal competitors in safety valves.

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

     Camco has safety and environmental compliance programs staffed by full-time professional employees. In addition, Camco involves all levels of executive and operating management in a continuous effort to improve its safety and environmental record.

EMPLOYEES

     At December 31, 1997, the Company had approximately 5,500 employees worldwide, including approximately 2,400 who were employed in international locations. Approximately 720 employees at December 31, 1997, are represented under collective bargaining agreements in two of its manufacturing facilities in the United States and one international plant in Belfast. The Company believes that its relations with its employees are satisfactory.

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

     Camco's operations may generate wastes that are subject to the Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The EPA has limited disposal options for certain hazardous wastes and may adopt more stringent disposal standards for nonhazardous wastes. In addition, RCRA includes a statutory exemption that allows oil and gas exploration and production wastes to be classified as nonhazardous wastes. A similar exemption is contained in many of the state counterparts to RCRA. If oil and gas exploration and production wastes were required to be managed and disposed of as hazardous wastes, either as a result of changes in RCRA or the imposition of more stringent state regulations, domestic oil and gas producers, including many of the Company's customers, could be required to incur substantial obligations with respect to such wastes. Because of the potential impact on the Company's customers, any regulatory changes that impose additional restrictions or requirements on the disposal of oil and gas wastes could adversely affect demand for the Company's services and products.

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

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

     This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the Company's prospects, developments and business strategies for its operations, all of which are subject to certain risks, uncertainties and assumptions. These forward-looking statements are identified by their use of terms and phrases such as "expect," "estimate," "project," "believe," and similar terms and phrases. These risks include changes in market conditions in the oil and gas industry, declines in prices of oil and gas, political instability in foreign countries in which the Company operates, currency fluctuations and contracts, in particular those in Nigeria, South America and Southeast Asia, increased competition in the Company's markets, governmental restrictions affecting oil and gas exploration, the ability of the Company to integrate and realize anticipated synergies for its acquisitions, including that of Production Operators, the ability of the Company to achieve and execute internal business plans, and the impact of any economic downturns and inflation and other market factors affecting the demand and supply of oil and gas and the products and services relating thereto. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected.

ITEM 2. PROPERTIES

     Camco's principal facilities are as shown in the table below:

                                                                   APPROXIMATE
                                                                    BUILDING
                                                         LAND         SPACE
          LOCATION                  OWNED/LEASED        (ACRES)   (SQUARE FEET)           DESCRIPTION
          --------                  ------------        -------   -------------           -----------
UNITED STATES
Reda
  Bartlesville, OK..........  9 acres owned/12 acres       21        410,000      Manufacturing facility and
                              leased(a)                                           offices
  Bartlesville, OK..........  Owned                       0.5        175,000      Offices
Reed
  Houston, TX...............  Owned                        36        535,000      Manufacturing facility and
                                                                                  offices
Lawrence Technology
  Lawrence, KS..............  Owned                        41        330,000      Manufacturing facility and
                                                                                  offices
Camco Products
  Houston, TX...............  Owned                        37        400,000      Manufacturing facility and
                                                                                  offices
  Garland, TX...............  Leased(b)                     8         84,000      Manufacturing facility and
                                                                                  offices
  North Slope, Alaska.......  Building owned/Land           9         45,000      Warehouses, repair facility
                              leased(c)                                           and offices
Hycalog
  Houston, TX...............  Leased(d)                   0.5         40,000      Manufacturing facility and
                                                                                  offices
Production Operators
  Houston, TX...............  Owned                        27        124,000      Manufacturing facility and
                                                                                  offices

                                                                   APPROXIMATE
                                                                    BUILDING
                                                         LAND         SPACE
          LOCATION                  OWNED/LEASED        (ACRES)   (SQUARE FEET)           DESCRIPTION
          --------                  ------------        -------   -------------           -----------
ARGENTINA
Camco Products
  Buenos Aires..............  Owned                         1         75,000      Manufacturing facility and
                                                                                  offices
CANADA
Site Oil Tools
  Calgary, Alberta..........  Owned                         6         85,000      Manufacturing facility and
                                                                                  offices
SINGAPORE
Reda
  Jurong....................  Building owned/Land          11        220,000      Manufacturing facility and
                              leased(e)                                           offices
Reed
  Jurong....................  Building owned/Land           6         95,000      Manufacturing facility and
                              leased(f)                                           offices
UNITED KINGDOM
Camco Products
  Belfast, Northern           Building owned/Land          16        150,000      Manufacturing facility and
    Ireland.................  leased(g)                                           offices
Hycalog
  Stonehouse, England.......  Owned                         4         75,000      Manufacturing facility and
                                                                                  offices
Lasalle
  Inverurie, Scotland.......  Owned                         3         41,000      Manufacturing facility and
                                                                                  offices
VENEZUELA
Camco Products
  Las Morochas..............  Owned                        13         75,000      Manufacturing facility,
                                                                                  warehouses and offices
  Maracaibo.................  Leased(h)                   2.5         42,000      Manufacturing facility and
                                                                                  offices

---------------

(a) Lease expires May 25, 2037.

(b) Lease expires December 10, 1999.

(c) Lease expires July 8, 2019.

(d) Lease expires March 31, 1999.

(e) Lease expires October 1, 2009.

(f) Lease expires May 16, 2011.

(g) Lease expires November 7, 2987.

(h) Lease expires December 31, 1998.

     In addition, as of December 31, 1997, Camco operates in approximately 45 sales, service and other facilities in the United States, most of which are leased, and operates approximately 65 sales, service and other facilities in foreign countries, almost all of which are leased.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock, $.01 par value, trades on the New York Stock Exchange under the symbol "CAM". The following table sets forth, for the periods indicated, the high and low sales prices of the Company's Common Stock as reported on the NYSE Composite Tape and dividends per share.

                                                              PRICE RANGE
                                                              ------------
                                                              HIGH    LOW    DIVIDENDS
                                                              ----    ----   ---------
1997
  First quarter.............................................  $51 1/4 $ 38     $.05
  Second quarter............................................  55 1/2  41 3/8    .05
  Third quarter.............................................  74 1/4  53 7/8    .05
  Fourth quarter............................................  82 1/2  53 1/2    .05
1996
  First quarter.............................................  $32 3/8 $25 1/4   $.05
  Second quarter............................................    37    30 1/2    .05
  Third quarter.............................................  37 1/2  32 1/4    .05
  Fourth quarter............................................  47 1/4  36 3/4    .05

     As of February 27, 1998, there were 505 record holders of the Common Stock. This number does not include the number of security holders for whom shares are held in a "nominee" or "street" name.

     The Company has paid quarterly dividends of $.05 per share since its initial public offering in December 1993. Subject to market conditions and other factors, the Company intends to continue paying regular quarterly dividends on its Common Stock. In addition, as long as any amount is outstanding under the Company's term loan facility, the Company is restricted by a covenant limiting the cumulative payment of dividends if the payment of such dividends results in the Company's net worth falling below acceptable minimum levels. This restriction has not had any impact on the Company's ability to pay its regular quarterly dividends to stockholders. Because the Company operates some of its business, particularly its international operations, through subsidiaries, its ability to pay dividends is partly dependent upon its ability to receive dividends and other payments from its subsidiaries.

ITEM 6. SELECTED FINANCIAL INFORMATION

     The following selected historical financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements, including the notes thereto, included elsewhere herein.

                                                 AS OF AND FOR THE YEAR ENDED DECEMBER 31(A)
                                            ------------------------------------------------------
                                               1997        1996       1995       1994       1993
                                            ----------   --------   --------   --------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING RESULTS:
  Revenues................................  $  913,841   $764,535   $667,932   $651,514   $640,099
  Cost of sales and services..............     526,474    459,106    406,364    418,850    416,700
                                            ----------   --------   --------   --------   --------
     Gross margin.........................     387,367    305,429    261,568    232,664    223,399
  Selling, general and administrative
     expenses.............................     219,510    191,706    177,491    165,799    163,845
  Merger expenses(a)......................      12,500         --         --         --         --
  Amortization of intangible assets.......       8,604      6,460      6,022      6,036      6,664
                                            ----------   --------   --------   --------   --------
     Operating income.....................     146,753    107,263     78,055     60,829     52,890
  Interest expense, net...................       5,671      4,539      5,134      3,926     12,480
                                            ----------   --------   --------   --------   --------
  Income before provision for income
     taxes................................     141,082    102,724     72,921     56,903     40,410
  Provision for income taxes..............      49,321     34,720     22,626     17,438     11,862
                                            ----------   --------   --------   --------   --------
  Income from continuing operations.......      91,761     68,004     50,295     39,465     28,548
  Income (loss) from discontinued
     operations(b)........................          --         --     (7,151)     1,005      2,796
  Cumulative effect of changes in
     accounting principles, net of income
     taxes(c).............................      (2,909)        --         --        200    (10,660)
                                            ----------   --------   --------   --------   --------
  Net income..............................  $   88,852   $ 68,004   $ 43,144   $ 40,670   $ 20,684
                                            ==========   ========   ========   ========   ========
Diluted Earnings Per Share(d):
  Income from continuing operations.......  $     2.39   $   1.78   $   1.33   $   1.03   $    .75
  Income (loss) from discontinued
     operations...........................          --         --       (.19)       .03        .07
  Cumulative effect of changes in
     accounting principles................        (.08)        --         --         --       (.28)
                                            ----------   --------   --------   --------   --------
  Net income..............................  $     2.31   $   1.78   $   1.14   $   1.06   $    .54
                                            ==========   ========   ========   ========   ========
BALANCE SHEET DATA:
  Working capital.........................  $  257,699   $216,719   $219,052   $199,982   $199,828
  Total assets............................   1,117,840    971,705    881,499    802,639    811,114
  Long-term debt..........................     110,300     93,551    118,003     92,122    106,875
  Stockholders' equity....................     686,245    594,873    536,468    497,499    479,103
OTHER:
  Depreciation and amortization...........      62,464     55,384     46,092     46,474     45,011
  Capital expenditures....................      95,754     61,848     89,155     65,703     35,963
  Research and development................      33,160     26,267     24,293     23,804     19,793
  Dividends per share(e)..................         .21        .22        .22        .21         --

---------------

(a) On June 13, 1997, Camco International Inc. acquired Production Operators in a business combination accounted for using the pooling-of-interests method of accounting. Accordingly, the financial information reflected herein has been prepared as if Camco and Production Operators were combined as of the beginning of the earliest period presented. All costs of the merger, which were $12.5 million, or $8.6 million net of tax benefits ($.22 per share), were expensed during the second quarter of 1997. Excluding merger costs, income from operations in 1997 was $2.61 per share on a diluted basis. See
     Note 1 to the Consolidated Financial Statements included elsewhere herein for further discussion of this transaction.

(b) Production Operators discontinued its oil and gas production activities in 1995, as described in Note 11 to the Consolidated Financial Statements included elsewhere herein.

(c) The Company changed its method of accounting for reengineering costs, to expense all such costs incurred in connection with systems development projects, as required by an Emerging Issues Task Force pronouncement issued November 20, 1997. In 1994, Production Operators changed its method of accounting for income taxes. Camco changed to the accrual method of accounting for post retirement benefits other than pensions effective January 1, 1993.

(d) Earnings per share for 1993 has been calculated based on the average common equivalent shares outstanding subsequent to the Company's initial public offering on December 10, 1993, plus the number of shares of Camco common stock issued to the holders of Production Operators common stock.

(e) The Company has paid quarterly dividends on its common stock of $.05 per share, or $.20 per share annually, since its initial Camco public offering in December 1993. The amounts presented include the effect of dividends paid by Production Operators prior to the merger with Camco.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with "Selected Financial Information" and the Consolidated Financial Statements and related notes thereto, included elsewhere herein. As further described in Note 1 to the Consolidated Financial Statements included elsewhere herein, Camco merged with Production Operators in a business combination accounted for using the pooling-of-interests method of accounting. Accordingly, the financial information presented herein has been prepared as if Camco and Production Operators were combined as of the beginning of the earliest period discussed.

GENERAL

     Demand for and pricing of Camco's equipment and services depends primarily upon the number of oil and gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of well service and workover activity worldwide. Drilling, completion and workover activity in turn is largely dependent on the level and volatility of oil and natural gas prices. Given the substantially longer lead times required and higher levels of capital investments necessary, drilling, completion and workover activity has historically been less volatile in international markets, from which the Company derived 56% of its revenues in 1997, than in North America.

     Pricing for crude oil and natural gas declined during 1997 reversing a three-year upward trend. West Texas Intermediate ("WTI") crude prices averaged $20.58 per barrel in 1997, or $1.59 per barrel lower than in 1996. U.S. natural gas prices averaged $2.47 per MCF in 1997, down slightly from the previous year. Worldwide drilling activity increased for the third consecutive year in 1997 as the long-term outlook remained favorable for the pricing of oil and natural gas. Average rig count activity for the previous three years is summarized in the table below:

                         RIG COUNT                            1997    1996    1995
                         ---------                            -----   -----   -----
United States...............................................    943     779     723
Canada......................................................    374     270     231
                                                              -----   -----   -----
          North America.....................................  1,317   1,049     954
International...............................................    808     792     759
                                                              -----   -----   -----
          Worldwide.........................................  2,125   1,841   1,713
                                                              =====   =====   =====

     The Company believes that the long-term outlook for drilling, completion and production activity remains positive as supply and demand are almost in equilibrium and worldwide demand for crude oil is forecasted to increase through the turn of the century. Growth in the demand for and production of natural gas is expected to exceed that of oil.

     While the Company's long-term outlook for drilling, completion and production activity is optimistic, short-term uncertainty exists with respect to the outlook for the industry in North America given the recent significant declines in the price of crude oil. The price of WTI crude oil averaged $16.40 per barrel during the first two months of 1998, and declined to below $14.50 per barrel in March 1998. The decline in U.S. natural gas prices from 1997 levels has not been as significant. The Company believes that if WTI crude oil prices remain depressed for a prolonged period, drilling, completion and production activity in North America, particularly in land-based markets, could decline significantly below 1997 levels.

     The international average rig count increased for the third consecutive year, to an average rig count of 808. The Company expects international drilling, completion and production activities to remain relatively stable as most international projects do not fluctuate based on short-term changes in commodity prices.

     While facing economic and currency instability, developing countries with oil reserves in South America, Eastern Europe and the Far East often increase exploration and production activities to provide additional hard currency inflows to their economies. The Company believes that there continues to be significant opportunities to provide oilfield equipment and services to increase production in these and other areas of the world.

     Demand for the Company's contract gas compression services is driven by decisions by petroleum and pipeline companies to outsource gas compression and other production requirements. The Company believes that demand for contract gas handling services will increase and that significant opportunities exist to expand high-end compression services in many markets outside the United States.

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

     Camco operates in various foreign countries and is, therefore, subject to currency fluctuations in these countries. Changes in the value of the U.S. dollar against these currencies will affect the Company's results of operations and financial position. Camco conducts a portion of its business in highly inflationary environments such as South America and Nigeria. The effect of currency rate changes in highly inflationary countries is reflected in the results of operations in accordance with Statement of Financial Accounting Standards No. 52. A number of countries in Southeast Asia began experiencing economic and currency instability in late 1997 and such instability has continued into 1998. While the Company has significant operations in this region, it has not to date been adversely affected by these events as a significant portion of its sales transactions are denominated in U.S. dollars and such countries need to continue exploration and production activities to ultimately obtain additional cash inflows.

     In 1997, 1996 and 1995, the Company recorded translation losses of $1.8 million, $4.8 million and $5.7 million, respectively, primarily due to the devaluation of the bolivar in Venezuela and the naira in Nigeria. Additionally, during 1997, 1996 and 1995, the cumulative translation account, a component of stockholders' equity, reflected a $3.8 million loss, a $7.2 million gain and a $.5 million gain, respectively, primarily due to movements in the U.K. pound sterling versus the U.S. dollar. The Company actively monitors foreign subsidiaries' net asset positions denominated in foreign currencies and takes actions when appropriate under the circumstances to limit its risk to currency fluctuation and devaluation.

     The distribution of Camco's revenues by geographic region is shown below, based upon the region in which equipment or services were sold or provided to the customer:

                                                               YEAR ENDED DECEMBER 31
                                                              ------------------------
                                                               1997     1996     1995
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
United States and Canada....................................  $403.1   $340.1   $298.1
Mexico and Central and South America........................   153.0    127.1    127.6
Europe (including FSU)......................................   145.7    122.4     86.8
Middle East and Africa......................................   131.9    116.9     89.8
Far East....................................................    80.1     58.0     65.6
                                                              ------   ------   ------
                                                              $913.8   $764.5   $667.9
                                                              ======   ======   ======

     See Note 10 to the Consolidated Financial Statements contained elsewhere in this report for further information related to Camco's business segments and revenues by geographic region. The information in Note 10 to the Consolidated Financial Information is based on the source from which the equipment and services originated.

                             RESULTS OF OPERATIONS

1997 COMPARED TO 1996

     Consolidated revenues for 1997 increased $149.3 million, or 19.5%, from 1996 to $913.8 million. This increase reflects the continued increase in worldwide drilling and completion activity and the effect of increased revenues attributable to business acquisitions by the Company over the past two years. Oilfield Equipment Segment revenues climbed 22.6% to $697.0 million in 1997, primarily due to higher sales of drill bits in North America, increased completion product sales worldwide, and higher ESP sales in North America, Europe, the Middle East and Southeast Asia. Oilfield Services Segment revenues were up 10.5% to $216.8 million in 1997, primarily reflecting increased contract gas compression revenues in the United States and South America. This increase corresponds directly to the increase in revenue generating horsepower from 469,000 horsepower as of December 31, 1996, to 556,000 horsepower as of December 31, 1997.

     Revenues in the United States and Canada increased $63.0 million, or 18.5%, from $340.1 million in 1996 to $403.1 million in 1997. The year over year increase is principally due to significant increases in sales of drill bits, ESPs, completion equipment and contract gas compression revenues. These increases were partially offset by a decrease in 1997 in well service revenues. On the strength of higher sales of completion products and services and increased contract gas compression revenues, Mexico and Central and South American revenues for 1997 were $153.0 million, or 20.3% higher than in 1996. Revenues were up 19.1% in Europe to $145.7 million in 1997, principally due to the addition of Lasalle and improved sales of completion products, partially offset by decreased sales of ESPs in the FSU. Revenues in the Middle East and Africa improved by 12.8% over 1996 levels to $131.9 million, due to higher sales of completion products and increased ESP sales and services. Far East revenues improved to $80.1 million in 1997, 38.2% higher than in 1996, reflecting significantly higher sales of completion products and ESPs.

     Gross margins increased $81.9 million to $387.4 million, or 42.4% of revenues in 1997, from $305.4 million, or 39.9% of revenues in 1996. This margin increase in 1997 reflects higher volume, selective price increases in certain markets and lower manufacturing costs due to higher production levels. The majority of the margin increase is attributable to completion products, drill bits and ESPs.

     Selling, general and administrative expenses ("SG&A") increased $27.8 million to $219.5 million in 1997, in conjunction with the revenue increase. SG&A as a percentage of revenues declined to 24.0% in 1997 from 25.1% in 1996 as a portion of these expenses are not directly variable with revenues. In addition, translation losses which are included in SG&A declined to $1.8 million in 1997 from $4.8 million in 1996.

     Operating income, as a result of the significant increase in revenues combined with improved gross margins, increased $39.5 million, or 36.8% in 1997 to $146.8 million. Excluding $12.5 million in transaction costs resulting from the merger with Production Operators, operating income increased 48.4% to $159.3 million, or 17.4% of revenues, in 1997, from $107.3 million, or 14.0% of revenues in 1996. Oilfield Equipment Segment operating income increased 43.2% to $125.9 million in 1997 on revenue growth of 22.6% as a result of improved gross margin percentages without corresponding increases in SG&A. The Oilfield Services Segment operating income increased 20.6% to $48.4 million in 1997, primarily reflecting the year over year growth in revenues.

     Net interest expense increased $1.1 million from $4.5 million in 1996 to $5.7 million for 1997 reflecting higher average debt balances outstanding during 1997.

1996 COMPARED TO 1995

     Consolidated revenues for 1996 increased $96.6 million, or 14.5%, from 1995 to $764.5 million. This increase reflects the increase in worldwide drilling and completion activity and includes the effect of increased revenues attributable to business acquisitions by the Company in 1996 and 1995. Oilfield Equipment Segment revenues were up 15.2% to $568.3 million in 1996, due to significantly higher sales of completion products in the United States and Canada, the Middle East and Africa and Europe, increased sales of ESPs in the United States, Middle East and Africa and Europe and to a lesser extent increased drill bit sales in most regions of the world. Oilfield Services Segment revenues were up 12.4% to $196.2 million reflecting increased contract gas compression revenues in the United States and South America, increased coiled tubing revenues in Nigeria, and wireline revenues in the North Sea offset by slightly lower coiled tubing revenues in the United States.

     Revenues in the United States and Canada increased $42.0 million, or 14.1%, from $298.1 million in 1995 to $340.1 million in 1996. Increased Canadian completion product sales by Site, increased contract gas compression revenues in the United States and an increase in United States equipment sales, reflecting overall activity increases, accounts for the majority of the increased revenue. Revenues in Mexico and Central and South America declined slightly with modest declines in equipment revenues offsetting improvements in contract gas compression revenues. European revenues totaled $122.4 million in 1996, up 41.0% compared to 1995, and included a $12 million increase in ESP sales into the FSU after two consecutive years of decline. Increased completion products and services revenues, record PDC bit revenues and the acquisition of Lasalle in the third quarter of 1996, in the North Sea region also contribute to the improvement in European revenues. Revenues increased by 30.1% to $116.9 million in 1996 in the Middle East and Africa, reflecting higher sales of completion products and ESPs into that region. Far East revenues declined $7.5 million in 1996 to $58.0 million, primarily due to a reduction in ESP and completion products sales.

     Gross margins increased $43.9 million to $305.4 million, or 39.9% of revenues in 1996, from $261.6 million, or 39.1% of revenues in 1995. The majority of the margin increase is attributable to higher revenues and improved margins on oilfield services resulting from cost reduction programs begun in previous years.

     Selling, general and administrative expenses increased $14.2 million to $191.7 million in 1996, but as a percentage of revenues declined to 25.1% in 1996 from 26.6% in 1995 as a portion of these expenses are not directly variable with revenues. Translation losses declined to $4.8 million in 1996, from $5.7 million in 1995, favorably affecting SG&A.

     Operating income increased $29.2 million, or 37.4% in 1996 to $107.3 million. Oilfield Equipment Segment operating income increased 41.3% to $87.9 million in 1996 on revenue growth of 15.2%. Oilfield Services Segment operating income increased 36.8% to $40.1 million in 1996 on revenue growth of 12.4%. These improvements were partially offset by a $7.3 million increase in corporate expenses in 1996. Operating income from completion products increased substantially, primarily due to the volume increase described above, improved pricing in selected markets and lower manufacturing costs as a result of higher throughput in its plants. Oilfield Equipment Segment operating income was also higher due to increased drill bit sales into the premium international markets. The increase in Oilfield Services Segment operating income is primarily a result of increased revenues and profitability attributable to contract gas compression services and higher wireline activity in the North Sea and U.S. Gulf of Mexico. In addition, losses incurred by the Company's coiled tubing joint venture in the FSU were $1.5 million less than the previous year, as sales of condensate were sufficient to cover operating expenses in the last half of 1996.

     Net interest expense decreased $600 thousand from 1995 to $4.5 million for the year reflecting a reduction in borrowings of high interest rate bolivar debt in Venezuela.

FINANCIAL CONDITION

  Capital Resources and Liquidity

     Net cash flows from operating activities were $156.7 million, $147.7 million, and $65.8 million in 1997, 1996 and 1995, respectively. Increases in net cash flows from operating activities in each period reflect the substantial increases in net income and depreciation and amortization offset by an increase in working capital in 1997 and 1995, and benefited by a decrease in working capital in 1996. Cash flow from operating activities exceeded capital expenditure requirements in 1997 and 1996 and is anticipated to be sufficient to fund future capital expenditure requirements.

     Net cash outflows from investing activities were $143.1 million, $95.7 million and $85.7 million in 1997, 1996 and 1995, respectively. Capital expenditures increased to $95.8 million in 1997 from $61.9 million in 1996 and $89.2 million in 1995. The reduced level of capital spending in 1996 is attributable to lower additions of gas compression units in 1996 than in 1995 or 1997. Proceeds from the sale of assets totaled $.4 million, $14.9 million and $14.3 million in 1997, 1996 and 1995, respectively. The Company used $14.5 million of cash in 1997 to acquire gas lift valve businesses in the United States and Argentina and the remaining interest in a contract compression subsidiary in Argentina. The Company purchased Lasalle Engineering and a gas lift business in 1996 for $46.4 million in cash. In 1997, the Company invested $21.7 million in its 33 1/3%-owned Venezuelan joint venture to fund progress payments on the construction of contract gas compression, transmission and injection equipment and facilities in connection with a twenty-year contract jointly awarded to Production Operators and Williams International Company, the Company's venture partner. This contract is the largest outsourced natural gas injection project in Venezuela.

     Financing activities provided $1.4 million and $16.5 million in cash in 1997 and 1995, respectively, and used cash of $44.2 million in 1996. In October 1997, the Company refinanced substantially all of its previously outstanding debt under a new $220 million unsecured revolving credit facility. Borrowings under the revolving credit facility are due in October 2002. Interest rates on borrowings are LIBOR based. Total debt outstanding under the revolving credit facility was $110.0 million as of December 31, 1997. Borrowing availability under the revolving credit facility was $110.0 million as of December 31, 1997. Borrowings under the revolving credit facility are expected to fluctuate with seasonal changes and changes in the Company's financing needs.

     In addition to customary representations, warranties, borrowing conditions, affirmative covenants and events of default, the credit facility includes financial covenants, with which Camco is in compliance, relating to maintenance of a minimum level of net worth, maintenance of a minimum interest coverage ratio, a maximum ratio of funded debt to total capital and limitations on payment of dividends, sales of assets, pledges of assets, subsidiary indebtedness, mergers, consolidations and transactions with affiliates.

     The Company believes that the combination of its working capital, the unused portion of the revolving credit facility and its cash flow from operations should provide it with sufficient capital resources and liquidity to meet its debt service requirements under the credit facility and manage its business needs.

  Requirements for Capital

     Capital expenditures, excluding acquisitions, were $95.8 million, $61.9 million and $89.2 million in 1997, 1996 and 1995, respectively. New contracts for gas compression services often require the addition of gas compression units and related equipment. Capital expenditures for gas compression units and related equipment totaled $52.2 million, $28.3 million and $63.3 million in 1997, 1996 and 1995, respectively. The Company's manufacturing operations and other service businesses require an ongoing level of spending to maintain the Company's productive assets, and new service contracts may require upgraded equipment to meet job specifications and new safety requirements. In this regard, increased demand for leased equipment, primarily ESPs, substantial refurbishment and upgrade of machine tools in the international completion product plants, purchase of larger diameter capability coiled tubing units and the continued refurbishment of the rock bit plant in Singapore has resulted in increases in spending over the three-year period. Capital expenditures in 1998 are anticipated to increase to approximately $100 million, primarily due to anticipated increases in spending for additional service equipment required for contracts and compression business opportunities. In addition, the Company is committed to provide up to $40.0 million in additional funding to its Venezuelan joint venture for construction of gas compression, transmission and injection equipment and facilities. The venture expects to obtain project financing upon completion of construction and to repay all advances.

  Year 2000

     The Company is currently evaluating its information technology infrastructure for the Year 2000 compliance and does not expect that the cost of required modifications will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance.

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

     This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the Company's prospects, developments and business strategies for its operations, all of which are subject to certain risks, uncertainties and assumptions. These forward-looking statements are identified by their use of terms and phrases such as "expect," "estimate," "project," "believe," and similar terms and phrases. These risks include changes in market conditions in the oil and gas industry, declines in prices of oil and gas, political instability in foreign countries in which the Company operates, currency fluctuations and contracts, in particular those in Nigeria, South America and Southeast Asia, increased competition in the Company's markets, governmental restrictions affecting oil and gas exploration, the ability of the Company to integrate and realize anticipated synergies for its acquisitions, including that of Production Operators, the ability of the Company to achieve and execute internal business plans, and the impact of any economic downturns and inflation and other market factors affecting the demand and supply of oil and gas and the products and services relating thereto. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Camco International Inc.:

     We have audited the consolidated balance sheets of Camco International Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Camco International Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

     As explained in Note 1 to the financial statements, effective November 20, 1997, the Company changed its method of accounting for costs of business process reengineering activities associated with systems development projects.

ARTHUR ANDERSEN LLP

Houston, Texas
February 10, 1998

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                1997       1996       1995
                                                              --------   --------   --------
REVENUES:
  Sales.....................................................  $609,725   $503,235   $459,733
  Services..................................................   304,116    261,300    208,199
                                                              --------   --------   --------
                                                               913,841    764,535    667,932
                                                              --------   --------   --------
COST AND EXPENSES:
  Cost of sales.............................................   313,551    270,712    253,268
  Cost of services..........................................   212,923    188,394    153,096
                                                              --------   --------   --------
                                                               526,474    459,106    406,364
                                                              --------   --------   --------
     Gross margin...........................................   387,367    305,429    261,568
  Selling, general and administrative expenses..............   219,510    191,706    177,491
  Merger expenses...........................................    12,500         --         --
  Amortization of intangible assets.........................     8,604      6,460      6,022
                                                              --------   --------   --------
     Operating income.......................................   146,753    107,263     78,055
  Interest expense..........................................     8,473      7,842      8,888
  Interest income...........................................    (2,802)    (3,303)    (3,754)
                                                              --------   --------   --------
  Income before provision for income taxes..................   141,082    102,724     72,921
  Provision for income taxes................................    49,321     34,720     22,626
                                                              --------   --------   --------
  Income from continuing operations.........................    91,761     68,004     50,295
  Loss from discontinued operation..........................        --         --     (7,151)
  Cumulative effect of change in accounting principle, net
     of benefit for income taxes............................    (2,909)        --         --
                                                              --------   --------   --------
          Net income........................................  $ 88,852   $ 68,004   $ 43,144
                                                              ========   ========   ========
Earnings per share:
  Basic --
     Income from continuing operations......................  $   2.45   $   1.81   $   1.35
     Loss from discontinued operation.......................        --         --       (.19)
     Cumulative effect of change in accounting principle....      (.08)        --         --
                                                              --------   --------   --------
          Net income........................................  $   2.37   $   1.81   $   1.16
                                                              ========   ========   ========
     Average common shares outstanding......................    37,386     37,506     37,257
                                                              ========   ========   ========
  Diluted --
     Income from continuing operations......................  $   2.39   $   1.78   $   1.33
     Loss from discontinued operation.......................        --         --       (.19)
     Cumulative effect of change in accounting principle....      (.08)        --         --
                                                              --------   --------   --------
          Net income........................................  $   2.31   $   1.78   $   1.14
                                                              ========   ========   ========
     Average common and common equivalent shares
       outstanding..........................................    38,481     38,230     37,780
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                   DECEMBER 31
                                                              ----------------------
                                                                 1997         1996
                                                              ----------    --------
CURRENT ASSETS
  Cash and cash equivalents.................................  $   57,255    $ 42,645
  Accounts receivable, net of allowances of $16,283 and
     $14,210................................................     177,112     169,989
  Inventories...............................................     206,471     169,007
  Deferred income taxes.....................................      44,088      27,031
  Prepaid expenses and other................................      21,575      19,320
                                                              ----------    --------
          Total current assets..............................     506,501     427,992
                                                              ----------    --------
PROPERTY, PLANT AND EQUIPMENT, net of depreciation..........     353,312     308,762
INTANGIBLE ASSETS, net of amortization of $66,448 and
  $57,844...................................................     212,749     214,826
OTHER.......................................................      45,278      20,125
                                                              ----------    --------
          Total assets......................................  $1,117,840    $971,705
                                                              ==========    ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt......................  $      120    $ 10,345
  Accounts payable..........................................      57,765      47,595
  Accrued liabilities.......................................     159,085     134,583
  Income taxes payable......................................      31,832      18,750
                                                              ----------    --------
          Total current liabilities.........................     248,802     211,273
                                                              ----------    --------
LONG-TERM DEBT..............................................     110,300      93,551
DEFERRED INCOME TAXES.......................................      28,690      24,742
OTHER LONG-TERM LIABILITIES.................................      43,803      47,266
                                                              ----------    --------
          Total liabilities.................................     431,595     376,832
                                                              ----------    --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 100,000,000 shares
     authorized,
     38,583,393 and 38,465,998 shares issued................         386         385
  Additional paid-in capital................................     525,662     518,856
  Retained earnings.........................................     203,911     117,364
  Cumulative translation adjustment.........................     (15,194)    (11,405)
  Treasury stock, 1,046,372 and 1,264,528 shares, at cost...     (28,520)    (30,327)
                                                              ----------    --------
          Total stockholders' equity........................     686,245     594,873
                                                              ----------    --------
          Total liabilities and stockholders' equity........  $1,117,840    $971,705
                                                              ==========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                    ADDITIONAL              CUMULATIVE
                                           COMMON    PAID-IN     RETAINED   TRANSLATION   TREASURY
                                           STOCK     CAPITAL     EARNINGS   ADJUSTMENT     STOCK
                                           ------   ----------   --------   -----------   --------
BALANCE, December 31, 1994, as previously
  reported...............................   $251     $436,892    $(35,871)   $(19,049)    $(18,430)
  Adjustments for pooling-of-interest....    133       76,211      57,362          --           --
                                            ----     --------    --------    --------     --------
BALANCE, December 31, 1994...............    384      513,103      21,491     (19,049)     (18,430)
  Net income.............................     --           --      43,144          --           --
  Dividends to stockholders ($.22 per
     share)..............................     --           --      (7,449)         --           --
  Common stock issued pursuant to
     employee stock plans................      1        2,673          --          --           --
  Deferred compensation related to
     ESOP................................     --           87          40          --           --
  Currency translation adjustment........     --           --          --         473           --
                                            ----     --------    --------    --------     --------
BALANCE, December 31, 1995...............    385      515,863      57,226     (18,576)     (18,430)
  Net income.............................     --           --      68,004          --           --
  Purchase of treasury stock.............     --           --          --          --      (13,413)
  Dividends to stockholders ($.22 per
     share)..............................     --           --      (7,698)         --           --
  Common stock issued pursuant to
     employee stock plans................     --        2,131        (211)         --        1,516
  Deferred compensation related to
     ESOP................................     --          862          43          --           --
  Currency translation adjustment........     --           --          --       7,171           --
                                            ----     --------    --------    --------     --------
BALANCE, December 31, 1996...............    385      518,856     117,364     (11,405)     (30,327)
  Net income.............................     --           --      88,852          --           --
  Change in subsidiary year end..........     --          612       4,560          --           --
  Dividends to stockholders ($.21 per
     share)..............................     --           --      (6,865)         --           --
  Common stock issued pursuant to
     employee stock plans................      1        5,008          --          --        1,807
  Deferred compensation related to
     ESOP................................     --        1,186          --          --           --
  Currency translation adjustment........     --           --          --      (3,789)          --
                                            ----     --------    --------    --------     --------
BALANCE, December 31, 1997...............   $386     $525,662    $203,911    $(15,194)    $(28,520)
                                            ====     ========    ========    ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31
                                                              -------------------------------
                                                                1997        1996       1995
                                                              ---------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  88,852   $ 68,004   $ 43,144
  Adjustments to reconcile net income to net cash provided
     by operating activities --
  Loss on discontinued operations...........................         --         --      6,702
  Cumulative effect of change in accounting principle.......      2,909         --         --
  Depreciation and amortization.............................     62,464     55,384     46,092
  Gain from sale of assets..................................       (234)    (4,678)    (3,456)
  Provision (benefit) for deferred and other taxes..........    (14,389)    (4,984)    (5,757)
  Increase in accounts receivable...........................     (4,698)    (2,532)   (20,158)
  Increase in inventories...................................    (36,425)    (6,566)    (3,810)
  Increase (decrease) in accounts payable...................     11,405       (803)      (529)
  Increase in accrued liabilities...........................     31,807     27,614      8,662
  Increase (decrease) in income taxes payable...............     14,065      5,341     (2,932)
  (Increase) decrease in other, net.........................        929     10,885     (2,195)
                                                              ---------   --------   --------
          Net cash provided by operating activities.........    156,685    147,665     65,763
                                                              ---------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................    (95,754)   (61,848)   (89,155)
  Proceeds from sale of assets..............................        386     14,934     14,343
  Business acquisitions.....................................    (14,503)   (46,373)    (5,750)
  Investment in joint venture...............................    (21,700)        --         --
  Change in subsidiary year-end.............................     (6,496)        --         --
  Other.....................................................     (5,061)    (2,390)    (5,180)
                                                              ---------   --------   --------
          Net cash used in investing activities.............   (143,128)   (95,677)   (85,742)
                                                              ---------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in borrowings under revolving credit facility....    110,000         --         --
  Decrease in borrowings under term loan....................    (50,000)   (10,000)   (10,000)
  Increase (decrease) in borrowings under revolving loan
     facility...............................................    (30,000)    10,000     (5,000)
  Increase (decrease) in other debt.........................    (30,277)   (26,284)    37,213
  Dividends paid to stockholders............................     (6,865)    (7,698)    (7,449)
  Proceeds from exercise of stock options...................      2,404      2,361      1,629
  Purchase of treasury stock................................         --    (13,413)        --
  Change in subsidiary year-end and other...................      6,158        803         68
                                                              ---------   --------   --------
          Net cash provided by (used in) financing
            activities......................................      1,420    (44,231)    16,461
                                                              ---------   --------   --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS...............................................       (367)     1,613       (215)
                                                              ---------   --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     14,610      9,370     (3,733)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............     42,645     33,275     37,008
                                                              ---------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $  57,255   $ 42,645   $ 33,275
                                                              =========   ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest....................................  $   5,886   $  4,519   $  5,654
  Cash paid for income taxes................................  $  51,580   $ 34,002   $ 31,389

  The accompanying notes are an integral part of these consolidated financial statements.

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     Camco International Inc. and subsidiaries ("Camco" or the "Company") manufactures products and provides services to customers in the oil and gas drilling, completion and production sectors of the oilfield services industry. The consolidated financial statements include the accounts of the Company and all of its wholly owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in 20% to 50% owned joint ventures where the Company exercises significant influence over operating and financial policies are accounted for by the equity method. All other investments are carried at cost, which does not exceed the estimated net realizable value of such investments.

     On June 13, 1997, Camco, acquired Production Operators Corp. ("Production Operators") through a merger (the "Merger") of a wholly owned subsidiary of the Company with and into Production Operators. The Merger was effected pursuant to an Agreement and Plan of Merger dated February 27, 1997, by and among the Company, a wholly owned subsidiary of the Company, and Production Operators. A total of 13,300,404 shares of the Company's common stock was issued to the stockholders of Production Operators as consideration for the acquisition. The principle followed in fixing the exchange ratio in the Merger was based on negotiations between the parties. The business combination has been accounted for using the pooling-of-interests method of accounting. Accordingly, the financial statements have been prepared as if Camco and Production Operators were combined as of the beginning of the earliest period presented. All costs of the Merger, which were $12.5 million, or $8.6 million net of tax benefits ($.22 per share), were expensed during the second quarter of 1997.

     As a result of the differing year-ends of Camco and Production Operators, financial information for different period-ends have been combined. Camco's financial position, results of operations and cash flows as of and for the years ended December 31, 1996 and 1995, have been combined with Production Operators' financial position, results of operations and cash flows as of and for the years ended September 30, 1996 and 1995, respectively. Effective January 1, 1997, Production Operators' fiscal year-end was changed to conform to Camco's December 31 year-end. Financial information as of and for the year ended December 31, 1997, combines both Camco's and Production Operators' results of operations for comparable periods. Production Operators' unaudited revenues, net income and dividends on its common stock for the three-month period ended December 31, 1996, were $26.7 million, $5.3 million and $.7 million, respectively. Accordingly, adjustments are included in the consolidated statements of operations, stockholders' equity and cash flows for the activity attributed to the three-month period.

  Use of Estimates

     The preparation of these financial statements required the use of certain estimates by management in determining the Company's assets, liabilities, revenue and expenses. Actual results could differ from these estimates.

  Cash and Cash Equivalents

     The Company considers all highly liquid financial instruments purchased with original maturities of three months or less to be cash equivalents. The reported amounts of such investments approximate fair value.

  Inventories

     Inventories, net of allowances, are valued at the lower of cost (first-in, first-out or last-in, first-out) or market. Inventory costs consist of materials, labor and plant overhead.

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES

  Property, Plant and Equipment

     Property, plant and equipment is recorded at cost and generally depreciated on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives used in computing depreciation range from 10 to 30 years for buildings and 3 to 12 years for machinery and equipment, including service equipment. Expenditures for major additions and improvements are capitalized while minor replacements, maintenance and repairs are charged to expense as incurred. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the related accounts and any resulting gain or loss is included in the consolidated statements of operations.

  Intangible Assets

     Intangible assets is comprised primarily of goodwill which is amortized over 20 to 40 years using the straight-line method. Camco's management periodically evaluates goodwill, net of accumulated amortization, for impairment based on the undiscounted cash flows associated with the asset compared to the carrying amount of that asset. Management believes that there have been no events or circumstances which warrant revision to the remaining useful life or affect the recoverability of goodwill in any of its business units.

  Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." This standard requires an asset and liability approach for financial accounting and income tax reporting based on enacted tax rates and laws in effect in the years in which differences are expected to reverse.

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

  Concentration of Credit Risk

     The Company extends credit to various companies in the oil and gas industry which may be affected by changes in economic or other external conditions. The Company's policy is to manage its exposure to credit

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES risk through credit approvals and limits and, where appropriate, to be secured by collateral, and to provide an allowance for doubtful accounts for potential losses. Management does not believe the Company is exposed to concentrations of credit risk that are likely to have a material impact on the Company's financial position or results of operations.

  Environmental Expenditures

     Liabilities for environmental expenditures are recorded when it is probable that obligations have been incurred and the costs can be reasonably estimated. Estimates are based on currently available facts and technology, presently enacted laws and regulations and the Company's prior experience in remediation of contaminated sites.

  Change in Accounting Principle

     The FASB Emerging Issues Task Force Issue No. 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation," issued November 20, 1997, required the Company to expense certain costs that were previously capitalizable prior to this pronouncement. The cumulative effect of this accounting change decreased income by $4.5 million ($2.9 million, net of tax) for the year ended December 31, 1997.

  Earnings Per Share

     SFAS No. 128, "Earnings Per Share," was adopted by the Company in the fourth quarter of 1997 and all earnings per share previously reported have been restated. Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. The computation of diluted earnings per share includes the dilutive effects of options to purchase common stock and restricted stock grants which aggregated 1,095,000, 724,000 and 523,000 in 1997, 1996 and 1995, respectively.

  Pending Accounting Pronouncements

     SFAS No. 130, "Reporting Comprehensive Income," was issued in June 1997. The Company will adopt SFAS No. 130 in the first quarter of 1998. Had SFAS No. 130 been adopted in 1997, net income, as reported, would have been adjusted for changes in the cumulative translation for foreign currency.

2. ACQUISITIONS AND DIVESTITURES

     During 1997, the Company acquired gas lift valve businesses in the United States and Argentina for a total of $11.8 million in cash.

     In September 1996, the Company acquired Lasalle Engineering Limited for $29.5 million in a cash transaction. In December 1996, the Company acquired the gas lift business of Halliburton, including their Venezuelan subsidiary, for $16.9 million in a cash transaction.

     In March 1995, the Company acquired Site Oil Tools, a Canadian manufacturer of completion equipment, for $5.8 million in a cash transaction. The Company sold the assets of its safety service business in March 1995. The Company recognized net income of $1.5 million, or 6 cents per share, on the disposal.

     The acquisitions described above were accounted for using the purchase method of accounting.

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES

     The acquisition of Production Operators in June 1997, which was accounted for using the pooling-of-interests method of accounting, is described in Note 1. Revenues and net income for the periods preceding the Merger were as follows (in thousands):

                                                              REVENUES    NET INCOME
                                                              --------    ----------
Six months ended June 30, 1997 --
  Camco, as previously reported.............................  $366,092     $29,391
  Production Operators......................................    56,537      14,791
  Merger expenses...........................................        --      (8,600)
                                                              --------     -------
                                                              $422,629     $35,582
                                                              ========     =======
Year ended December 31, 1996 --
  Camco, as previously reported.............................  $672,732     $50,508
  Production Operators......................................    91,803      17,496
                                                              --------     -------
                                                              $764,535     $68,004
                                                              ========     =======
Year ended December 31, 1995 --
  Camco, as previously reported.............................  $595,131     $36,318
  Production Operators......................................    72,801       6,826
                                                              --------     -------
                                                              $667,932     $43,144
                                                              ========     =======

3. INVENTORIES

     Inventories, net of allowances, are summarized as follows (in thousands):

                                                                  DECEMBER 31
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
Raw materials...............................................  $ 19,916    $ 18,405
Parts and components........................................    69,656      54,786
Work-in-process.............................................    24,079      27,180
Finished goods..............................................    92,820      68,636
                                                              --------    --------
                                                              $206,471    $169,007
                                                              ========    ========
Inventories determined using the --
  LIFO basis................................................  $ 43,661    $ 38,107
  FIFO basis................................................   162,810     130,900
                                                              --------    --------
                                                              $206,471    $169,007
                                                              ========    ========

     Work-in-process and finished goods inventories include the cost of materials, labor and plant overhead. The excess of current costs, determined using the FIFO basis, over the carrying values of LIFO inventories was approximately $10.0 million and $11.9 million at December 31, 1997 and 1996, respectively.

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES

4. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following (in thousands):

                                                                  DECEMBER 31
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
Land........................................................  $  5,120    $  4,327
Buildings...................................................    77,279      71,856
Machinery and equipment.....................................   266,137     234,803
Service equipment...........................................   366,732     313,997
                                                              --------    --------
                                                               715,268     624,983
Accumulated depreciation....................................  (361,956)   (316,221)
                                                              --------    --------
                                                              $353,312    $308,762
                                                              ========    ========

5. ACCRUED LIABILITIES

     Accrued liabilities consisted of the following (in thousands):

                                                                  DECEMBER 31
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
Salaries, wages and related benefits........................  $ 45,626    $ 42,979
Accrued insurance...........................................    12,978      13,451
Accrued taxes other than income.............................     9,814      11,117
Other.......................................................    90,667      67,036
                                                              --------    --------
                                                              $159,085    $134,583
                                                              ========    ========

6. DEBT

     Long-term debt consisted of the following (in thousands):

                                                                  DECEMBER 31
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
Revolving credit facility...................................  $110,000    $     --
Term loan...................................................        --      50,000
Revolving loan facility.....................................        --      30,000
Other.......................................................       420      23,896
                                                              --------    --------
                                                               110,420     103,896
Less -- Current portion of long-term debt...................       120      10,345
                                                              --------    --------
                                                              $110,300    $ 93,551
                                                              ========    ========

     In October 1997, the Company refinanced its previously outstanding debt under a new $220 million unsecured revolving credit facility. Borrowings outstanding under the revolving credit facility are due October 2002 and interest rates on borrowings are LIBOR based. The weighted average interest rate for borrowings outstanding under the revolving credit facility was 6.2% for 1997. The maximum and average borrowings were $120.0 million and $107.0 million, respectively. The Company had $110.0 million of unused borrowing availability as of December 31, 1997.

     In addition to customary representations, warranties, borrowing conditions, affirmative covenants and events of default, the revolving credit facility includes financial covenants, with which Camco is in compliance,

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES relating to maintenance of a minimum level of net worth, maintenance of a minimum interest coverage ratio, a maximum ratio of funded debt to total capital and limitations on payment of dividends, sales of assets, pledges of assets, subsidiary indebtedness, mergers, consolidations and transactions with affiliates.

     Maturities of the Company's long-term debt at December 31, 1997, are as follows (in thousands):

1998......................................................  $    120
1999......................................................       140
2000......................................................       160
2002......................................................   110,000
                                                            --------
                                                            $110,420
                                                            ========

     The weighted average interest rate for the Company's previously outstanding loans was 6.4% during 1997, 6.2% during 1996 and 6.5% during 1995.

7. INCOME TAXES

     Income before provision for income taxes and provision (benefit) for income taxes is composed of the following (in thousands):

                                                        1997        1996       1995
                                                      --------    --------    -------
Income before provision for income taxes
  United States.....................................  $ 37,519    $ 24,815    $30,504
  Non-United States.................................   103,563      77,909     42,417
                                                      --------    --------    -------
                                                      $141,082    $102,724    $72,921
                                                      ========    ========    =======
Provision for income taxes
  Current
     United States..................................  $ 27,400    $ 18,604    $18,497
     Non-United States..............................    36,310      19,065     11,873
                                                      --------    --------    -------
                                                        63,710      37,669     30,370
                                                      --------    --------    -------
  Deferred
     United States..................................   (14,276)     (5,400)    (9,268)
     Non-United States..............................      (113)      2,451      1,524
                                                      --------    --------    -------
                                                       (14,389)     (2,949)    (7,744)
                                                      --------    --------    -------
                                                      $ 49,321    $ 34,720    $22,626
                                                      ========    ========    =======

     The table above excludes a tax benefit of $1.6 million recorded in 1997 in connection with the accounting change described in Note 1.

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES

     Deferred income taxes in 1997 and 1996 reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The components of the net deferred tax asset (liability) are as follows (in thousands):

                                                                  DECEMBER 31
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
Deferred tax assets:
  Accruals and reserves.....................................  $ 31,487    $ 24,813
  Compensation and benefits.................................    11,619      11,873
  Other.....................................................    12,366      10,005
                                                              --------    --------
                                                                55,472      46,691
  Valuation allowance.......................................   (11,384)    (19,660)
                                                              --------    --------
                                                                44,088      27,031
                                                              --------    --------
Deferred tax liabilities:
  Excess of tax over book depreciation......................   (28,649)    (24,619)
  Other.....................................................       (41)       (123)
                                                              --------    --------
                                                               (28,690)    (24,742)
                                                              --------    --------
          Net deferred tax asset............................  $ 15,398    $  2,289
                                                              ========    ========

     The consolidated provision for income taxes differs from the provision computed at the statutory U.S. Federal income tax rate for the following reasons (in thousands):

                                                         1997       1996       1995
                                                        -------    -------    -------
Expected tax provision at U.S. statutory rate.........  $49,379    $35,953    $25,522
Non-U.S. income, taxed at less than U.S. statutory
  rate................................................   (3,190)    (1,233)    (3,030)
Change in valuation allowance.........................   (8,276)        --         --
Expenses for which no tax benefit was received........   11,408         --        134
                                                        -------    -------    -------
                                                        $49,321    $34,720    $22,626
                                                        =======    =======    =======

     SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. During 1997, the net decrease in the valuation allowance was $8.3 million in connection with the disallowance of a portion of the previously reserved deferred tax assets.

     Undistributed earnings of non-U.S. subsidiaries included in consolidated retained earnings amounted to $177.8 million at December 31, 1997. It is the Company's policy that these earnings, which reflect full provision for non-U.S. income taxes, have no additional provision for U.S. taxes on foreign subsidiaries earnings which are expected to be reinvested indefinitely. However, additional income taxes have been provided on planned repatriations of foreign earnings after taking into account tax-exempt earnings and applicable foreign tax credits.

8. RETIREMENT AND EMPLOYEE BENEFIT PLANS

  Retirement Plans

     The Company and its subsidiaries have defined benefit retirement plans covering substantially all employees. The total cost of all plans for 1997, 1996 and 1995 was $6.0 million, $5.4 million and $5.2 million, respectively.

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES

     Annual cost is determined using the projected unit credit actuarial method. Prior service cost is amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits. An assumption is made for modified career average plans such that the average earnings base period will be updated to the years prior to retirement.

     It is the Company's practice to fund amounts for pensions sufficient to meet the minimum requirements set forth in applicable employee benefit and tax laws and such additional amounts as the Company may determine to be appropriate from time to time. The assets of the various plans include corporate equities, government securities and corporate debt securities.

     The funded status at December 31 was as follows (in thousands):

                                                  U.S. PLANS          NON-U.S. PLANS
                                             --------------------    -----------------
                                               1997        1996       1997       1996
                                             --------    --------    -------    ------
Actuarial present value of benefit
  obligations
  Vested benefit obligation................  $ 64,446    $ 58,839    $ 9,754    $5,550
                                             ========    ========    =======    ======
  Accumulated benefit obligation...........  $ 67,118    $ 61,285    $10,332    $5,804
                                             ========    ========    =======    ======
  Projected benefit obligation.............  $ 82,121    $ 75,626    $13,126    $7,642
Plan assets at fair value..................    65,024      63,936     11,670     8,182
                                             --------    --------    -------    ------
Projected benefit obligation in excess of
  plan assets..............................   (17,097)    (11,690)    (1,456)      540
Unrecognized net loss......................     4,054       2,284      2,774        51
Unrecognized prior service cost............     3,951       2,871         --        --
Additional liability.......................    (3,032)     (2,400)        --        --
                                             --------    --------    -------    ------
(Accrued) prepaid pension cost recognized
  in the consolidated balance sheets.......  $(12,124)   $ (8,935)   $ 1,318    $  591
                                             ========    ========    =======    ======

     Net periodic pension cost for the years ended December 31 included the following components (in thousands):

                                               U.S. PLANS               NON-U.S. PLANS
                                       ---------------------------   ---------------------
                                        1997      1996      1995     1997    1996    1995
                                       -------   -------   -------   -----   -----   -----
Service cost, benefits earned during
  the period.........................  $ 3,742   $ 3,695   $ 3,573   $ 976   $ 793   $ 677
Interest cost on the projected
  benefit obligation.................    5,916     5,341     4,747     657     525     361
Actual return on plan assets.........   (5,509)   (5,272)   (4,578)   (788)   (544)   (407)
Net amortization.....................    1,034       890       871      --       2      --
                                       -------   -------   -------   -----   -----   -----
Net periodic pension cost............  $ 5,183   $ 4,654   $ 4,613   $ 845   $ 776   $ 631
                                       =======   =======   =======   =====   =====   =====

     All defined benefit pension plans sponsored by the Company are funded to the extent required by Federal regulation in each of the years ended December 31, 1997, 1996 and 1995. The assumed long-term rate of return on plan assets was 9.0%, the discount rate used in estimating benefit obligations was 8.0% and the rate of compensation increase assumed for salary-related plans was 6.5%.

     Included in the above tables is the funded status and net periodic pension cost of Camco's deferred compensation plan (the "DC Plan"). Under the DC Plan, certain officers and selected key management personnel of the Company may receive an amount upon retirement at age 65 equal to (x) an award level for such individual as determined by the Board (up to a maximum of 60%) multiplied by the average of the

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES individual's highest five consecutive years earnings (including bonuses up to a maximum of 20% of base pay each year) out of the last ten consecutive years before retirement minus (y) the sum of the individual's benefits under the pension plan and other tax-qualified plans sponsored by the individual's former employers. An individual's benefits under the DC Plan vest on the earliest of the date the individual completes ten years of service, the individual's death or age 65. Benefits are subject to adjustment for early retirement (before age
65).

  Thrift Plans

     All U.S. employees are eligible to participate in the Company-sponsored thrift plans. The plan allows eligible employees to contribute a percentage of compensation, subject to IRS and plan limitations. The plans provide for matching contributions which amounted to annual expense recognized by the Company of $2.6 million, $2.3 million and $1.9 million in 1997, 1996 and 1995, respectively.

  Nonpension Postretirement Benefits

     The Company offers a postretirement medical plan to substantially all employees in the United States over age 60 who qualify for retirement and, on the last day of active employment, are enrolled as participants in Company medical plans for active employees. Participants under age 65 are required to pay the full average actual cost of providing benefits to active and retired employees. Participants age 65 and older contribute approximately 30% of the actual cost of providing benefits to active and retired employees. Total benefits provided over the lifetime of participants after they reach age 65 are limited to $100,000 per participant.

     The expected cost of providing nonpension postretirement benefits is accrued during the years employees render service. The discount rate used in determining costs and future obligations was 8.0% in 1997, 1996 and 1995. The assumed health care cost trend rate was 10.0% in 1995, 9.0% in 1996 and 8.0% in 1997, scaling to 6.0% over six years. A one percent increase in the trend rate for health care costs would increase the accumulated postretirement benefit obligation by approximately 6.5% and the service and interest cost by approximately 7.0%. The Company is not required to fund its future obligation under the plan and does not intend to, unless favorable tax treatment becomes available.

     Accumulated postretirement benefit obligations in excess of plan assets is classified in the accompanying balance sheets as other long-term liabilities and consists of the following as of December 31 (in thousands):

                                                                 DECEMBER 31
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
Retirees and beneficiaries..................................  $ 4,669    $ 6,421
Fully eligible participants.................................    1,172      2,542
Other active participants...................................    2,421      3,339
Unrecognized net gain.......................................    9,611      6,158
                                                              -------    -------
          Total.............................................  $17,873    $18,460
                                                              =======    =======

     Net periodic postretirement cost for the years ended December 31, are as follows (in thousands):

                                                                   DECEMBER 31
                                                             -----------------------
                                                             1997     1996     1995
                                                             -----    ----    ------
Service cost...............................................  $ 214    $314    $  375
Interest cost..............................................    619     919     1,337
Amortization of unrecognized gain..........................   (811)   (451)       --
                                                             -----    ----    ------
          Total............................................  $  22    $782    $1,712
                                                             =====    ====    ======

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES

  Management Incentive Programs

     The Company has an incentive bonus plan in which selected key employees, including executive officers, are eligible to receive cash bonus payments based on measures of profitability and cash flow of the Company and various units of the Company which are established and approved by the Board of Directors for each participant in the program at the beginning of each year. A minimum performance level must be achieved by the Company or a particular unit of the Company before any bonus may be earned.

  Stock Plans

     The Company has two plans currently in effect under which future stock option grants may be issued: the 1997 Long-Term Incentive Plan (the "1997 Incentive Plan") and the Non-Employee Directors Stock Option Plan (the "Directors' Plan").

     The 1997 Incentive Plan provides for the granting of options to officers and key employees at an option price greater than or equal to the fair market value of a Company share on the date of grant. The term of each option is ten years and the options are generally exercisable in either three or four equal annual installments beginning one year after the date of grant. Initially, 1,500,000 shares of the Company's common stock were reserved for issuance under the 1997 Incentive Plan.

     The Directors' Plan provides for the granting of options to non-employee directors at an option price greater than or equal to the fair market value of a Company share on the date of grant. The term of each option is ten years and the options are generally exercisable in three equal annual installments beginning one year after the date of grant. Two hundred and fifty thousand shares of the Company's common stock were reserved for issuance under the Directors' Plan.

     Information regarding the Company's stock option plans, including predecessor plans, is summarized below:

                                                                 WEIGHTED
                                              SHARES UNDER       AVERAGE           OPTION
                                                 OPTION       EXERCISE PRICE    PRICE RANGE
                                              ------------    --------------    ------------
Balance at December 31, 1994................   1,359,468          $14.86        $3.37-$19.75
  Granted...................................     141,218           19.31         18.37-23.94
  Exercised.................................    (200,041)          11.41          3.37-15.00
  Canceled..................................     (58,000)          16.09         15.00-22.75
                                               ---------          ------        ------------
Balance at December 31, 1995................   1,242,645           15.86          3.37-23.94
  Granted...................................     552,918           28.88         24.14-36.94
  Exercised.................................    (177,105)          14.49          4.81-22.63
  Canceled..................................      (4,875)          17.45         18.00-22.63
                                               ---------          ------        ------------
Balance at December 31, 1996................   1,613,583           20.47          3.37-36.94
  Granted...................................     563,372           49.20         27.89-60.81
  Exercised.................................    (382,256)          18.52          3.37-28.63
  Canceled..................................     (30,273)          29.05         15.00-49.06
                                               ---------          ------        ------------
Balance at December 31, 1997................   1,764,426          $29.67        $3.37-$60.81
                                               =========          ======        ============
Available for grant at December 31, 1997....   1,288,070
                                               =========
Shares exercisable at December 31, 1997.....     733,045
                                               =========

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES at the grant date for awards in 1997, 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                         1997       1996       1995
                                                        -------    -------    -------
Net income -- as reported...........................    $88,852    $68,004    $43,144
Net income -- pro forma.............................     83,999     65,925     42,843
Diluted earnings per share -- as reported...........    $  2.31    $  1.78    $  1.14
Diluted earnings per share -- pro forma.............       2.17       1.72       1.13

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield of 0.4% to 0.8%; expected stock price volatility range of 27.6% to 35.9%; risk-free interest rate range of 6.1% to 7.2%; and expected life of 10 years.

     The ranges of option fair values granted during 1997, 1996 and 1995 are from $19.59 to $32.21 and from $12.61 to $18.39 and $10.01 to $11.54, respectively. The weighted average of these fair values are $25.77, $14.30 and $10.29, respectively.

     Information with respect to stock options outstanding and stock options exercisable as of December 31, 1997, is as follows:

                                               OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                       ------------------------------------    -----------------------
                                                                   WEIGHTED                   WEIGHTED
                                                      REMAINING    AVERAGE                    AVERAGE
                                         OPTIONS        LIFE       EXERCISE      OPTIONS      EXERCISE
       RANGE OF EXERCISE PRICE         OUTSTANDING     (YEARS)      PRICE      EXERCISABLE     PRICE
       -----------------------         -----------    ---------    --------    -----------    --------
$3.37-$19.75.........................     703,846       5.78        $15.58       500,774       $15.20
$21.54-$36.94........................     557,080       8.19         29.22       232,271        29.64
$49.06-$60.81........................     503,499       9.39         49.89            --           --
                                        ---------       ----        ------       -------       ------
                                        1,764,426       7.57        $29.67       733,045       $19.77
                                        =========       ====        ======       =======       ======

     The Company's 1997 Incentive Plan also authorizes the granting of restricted stock awards. Under this and previous plans, 158,750 shares of restricted stock were awarded to Company executive officers and other key employees that will vest over periods ranging from three to five years based upon the completion of specified periods of future service with the Company. In addition, 135,000 restricted shares of Common Stock were awarded to executive officers and other key employees and approximately 119,000 shares have been earned based upon the attainment of specified performance objectives. Compensation is charged to income over the vesting period for these awards which resulted in expense recognition of $4.5 million, $2.3 million and $1.7 million in 1997, 1996 and 1995, respectively.

     The Company's ESOP covers all full-time domestic employees of Production Operators. ESOP contributions are made at the discretion of the Company's Board of Directors. Contributions to the ESOP by the Company for the years ended December 31, 1997, 1996 and 1995, were $925,000, $891,000 and $818,000, respectively. Dividends received by the ESOP Trust and applied to reduction of the ESOP term loan were $65,000, $126,000 and $119,000 in 1997, 1996 and 1995, respectively.

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES

9. COMMITMENTS AND CONTINGENCIES

  Operating Leases

     Aggregate minimum rental commitments under noncancelable operating leases with lease terms in excess of one year as of December 31, 1997, are as follows (in thousands):

1998.......................................................  $ 6,375
1999.......................................................    4,066
2000.......................................................    2,784
2001.......................................................    2,141
2002.......................................................    1,516
Thereafter.................................................   12,834
                                                             -------
                                                             $29,716
                                                             =======

     The Company incurred total rental expense of approximately $10.4 million, $10.0 million and $9.3 million in 1997, 1996 and 1995, respectively.

  Construction Commitment

     The Company is committed to provide up to $40.0 million in additional funding to its Venezuelan joint venture to fund progress payments on the construction of contract gas compression equipment and facilities. The venture expects to obtain project financing upon completion of construction and repay all advances.

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

  Foreign Exchange Contracts

     Camco enters into a variety of foreign exchange contracts to manage its exposure to fluctuations in foreign currency exchange rates. These contracts generally involve the exchange of one currency for another at a future date. The carrying value of these contracts at December 31, 1997 and 1996, approximated fair value based on exchange rates and quoted market prices at December 31, 1997 and 1996, for comparable contracts and was not significant.

  Standby Letters of Credit

     As of December 31, 1997, the Company has $16.1 million of standby letters of credit outstanding under various unsecured credit arrangements.

  Stockholder Rights Agreement

     The Company has a Stockholder Rights Agreement to protect against coercive or unfair takeover tactics. Under the terms of the agreement, the Company distributed to its stockholders one right for each share of Common Stock held.

     Each right, as amended, entitles the holder to purchase one share of Common Stock for $250 per share, subject to adjustment or, under certain circumstances, to purchase stock of the Company or of the acquiring entity for one half of the market value. The rights are exercisable only if a person or group acquires 15% or

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES more of the Company's Common Stock or makes a tender offer for 15 percent or more of the Common Stock. The rights expire on December 15, 2004.

  Stock Repurchase Plan

     In 1996, the Board of Directors authorized a stock repurchase program for up to $20 million of the Company's Common Stock. Shares of the Company's Common Stock purchased pursuant to the program are reserved and used exclusively for employee benefit plans. During 1996, the Company purchased 342,600 shares of the Company's stock for an aggregate amount of $13.4 million.

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

     Export sales from the United States to other geographic areas, including intercompany sales to foreign subsidiaries, are as follows (in thousands):

                                                       1997        1996        1995
                                                     --------    --------    --------
Europe (including Former Soviet Union).............  $ 52,137    $ 43,218    $ 33,519
Mexico and Central and South America...............    56,149      79,978      86,857
Far East...........................................    32,827      28,610      30,002
Middle East and Africa.............................    25,474      25,610      17,670
Canada.............................................    21,598      19,557      16,120
                                                     --------    --------    --------
                                                     $188,185    $196,973    $184,168
                                                     ========    ========    ========

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES

     The following financial information by geographic region for the years ended December 31, 1997, 1996 and 1995, is based on the source from which the equipment and services originate (in thousands):

                                                               ADDITIONAL
                                                   OUTSIDE    INTERCOMPANY   OPERATING   IDENTIFIABLE
                                                   REVENUES     REVENUES      INCOME        ASSETS
                                                   --------   ------------   ---------   ------------
1997
  USA and Canada.................................  $506,725    $ 157,881     $ 71,853     $  641,407
  Europe (including Former Soviet Union).........   106,876       34,055       36,285        152,494
  Middle East and Africa.........................    22,104           --          884         11,852
  Mexico and Central and South America...........   110,502          730       13,656        101,516
  Far East.......................................   167,634       75,004       38,800        210,571
  Eliminations...................................        --     (267,670)     (14,725)            --
                                                   --------    ---------     --------     ----------
          Consolidated...........................  $913,841    $      --     $146,753     $1,117,840
                                                   ========    =========     ========     ==========
1996
  USA and Canada.................................  $432,923    $ 114,950     $ 47,757     $  517,645
  Europe (including Former Soviet Union).........   136,851       27,182       21,148        134,036
  Middle East and Africa.........................    14,541           --        3,705         18,092
  Mexico and Central and South America...........    79,406          207       11,961         94,576
  Far East.......................................   100,814       53,300       32,761        207,356
  Eliminations...................................        --     (195,639)     (10,069)            --
                                                   --------    ---------     --------     ----------
          Consolidated...........................  $764,535    $      --     $107,263     $  971,705
                                                   ========    =========     ========     ==========
1995
  USA and Canada.................................  $377,709    $ 110,397     $ 46,241     $  488,424
  Europe (including Former Soviet Union).........   103,361       17,002        6,988         84,478
  Middle East and Africa.........................    10,833           --        1,667         14,807
  Mexico and Central and South America...........    75,063           --        3,777         75,896
  Far East.......................................   100,966       37,070       22,552        217,894
  Eliminations...................................        --     (164,469)      (3,170)            --
                                                   --------    ---------     --------     ----------
          Consolidated...........................  $667,932    $      --     $ 78,055     $  881,499
                                                   ========    =========     ========     ==========

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES

     Information for industry segments is as follows (in thousands):

                                                                             DEPRECIATION
                                     OUTSIDE    OPERATING     IDENTIFIABLE       AND          CAPITAL
                                     REVENUES    INCOME          ASSETS      AMORTIZATION   EXPENDITURES
                                     --------   ---------     ------------   ------------   ------------
1997
  Oilfield equipment...............  $697,015   $125,904       $  696,494      $34,927        $37,303
  Oilfield services................   216,826     48,404          318,835       26,620         57,943
  Corporate........................        --    (27,555)(a)      102,511          917            508
                                     --------   --------       ----------      -------        -------
          Consolidated.............  $913,841   $146,753       $1,117,840      $62,464        $95,754
                                     ========   ========       ==========      =======        =======
1996
  Oilfield equipment...............  $568,314   $ 87,893       $  616,404      $31,473        $28,001
  Oilfield services................   196,221     40,121          270,816       23,003         33,685
  Corporate........................        --    (20,751)          84,485          908            162
                                     --------   --------       ----------      -------        -------
          Consolidated.............  $764,535   $107,263       $  971,705      $55,384        $61,848
                                     ========   ========       ==========      =======        =======
1995
  Oilfield equipment...............  $493,397   $ 62,209       $  532,981      $23,574        $20,766
  Oilfield services................   174,535     29,321          272,189       21,906         68,074
  Corporate........................        --    (13,475)          76,329          612            315
                                     --------   --------       ----------      -------        -------
          Consolidated.............  $667,932   $ 78,055       $  881,499      $46,092        $89,155
                                     ========   ========       ==========      =======        =======

---------------

(a) Includes merger expenses of $12.5 million incurred in connection with the merger between Camco and Production Operators.

11. DISCONTINUED OPERATIONS

     The oil and gas production activities of Production Operators were discontinued in 1995 with a $6.7 million provision, net of tax, recorded related to the disposal of assets and $.5 million loss, net of tax, recorded related to operations. The discontinued operation's revenues, operating loss, tax benefit and loss after tax in 1995 were $9.2 million, $.7 million, $.2 million and $.5 million, respectively.

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES

12. UNAUDITED QUARTERLY FINANCIAL DATA

                                             FIRST      SECOND     THIRD      FOURTH
                                            QUARTER    QUARTER    QUARTER    QUARTER     TOTAL
                                            --------   --------   --------   --------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1997
  Revenues................................  $195,484   $227,145   $239,058   $252,154   $913,841
  Gross margin............................    82,246     96,113     99,649    109,359    387,367
  Income before provision for income
     taxes................................    30,189     24,453     41,579     44,861    141,082
  Income before cumulative effect of
     change in accounting principle.......    19,810     15,772     27,023     29,156     91,761
  Net income..............................    19,810     15,772     27,023     26,247     88,852
  Earnings per share:
     Basic --
       Income before cumulative effect of
          change in accounting
          principle.......................  $    .53   $    .42   $    .72   $    .78   $   2.45
                                            ========   ========   ========   ========   ========
       Net income.........................  $    .53   $    .42   $    .72   $    .70   $   2.37
                                            ========   ========   ========   ========   ========
     Diluted --
       Income before cumulative effect of
          change in accounting
          principle.......................  $    .52   $    .41   $    .70   $    .76   $   2.39
                                            ========   ========   ========   ========   ========
       Net income.........................  $    .52   $    .41   $    .70   $    .68   $   2.31
                                            ========   ========   ========   ========   ========
1996
  Revenues................................  $167,648   $185,283   $190,171   $221,433   $764,535
  Gross margin............................    67,763     74,507     75,508     87,651    305,429
  Income before provision for income
     taxes................................    21,280     23,495     26,538     31,411    102,724
  Net income..............................    14,288     15,593     17,452     20,671     68,004
  Earnings per share:
     Basic --
       Net income.........................  $    .38   $    .42   $    .47   $    .55   $   1.81
                                            ========   ========   ========   ========   ========
     Diluted --
       Net income.........................  $    .37  $     .41   $    .46   $    .54   $   1.78
                                            ========   ========   ========   ========   ========

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Camco International Inc.:

     We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of Camco International Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1997, included in this Form 10-K and have issued our report thereon dated February 10, 1998. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Financial statement Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Houston, Texas
February 10, 1998

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES

         SCHEDULE II -- CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                ADDITIONS
                                                  BALANCE AT    CHARGED TO                  BALANCE AT
                                                  BEGINNING      COST AND                     END OF
                 CLASSIFICATION                    OF YEAR       EXPENSE      DEDUCTIONS       YEAR
                 --------------                   ----------    ----------    ----------    ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS DEDUCTED FROM
  ACCOUNTS RECEIVABLE IN THE BALANCE SHEETS:
  Year ended December 31, 1997..................   $14,210        $3,864       $(1,791)      $16,283
  Year ended December 31, 1996..................    14,296         2,761        (2,847)       14,210
  Year ended December 31, 1995..................    14,559         3,561        (3,824)       14,296

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     For certain information concerning directors and executive officers of the Company, reference is made to the information included under the captions "Proposal 1: Election of Three Directors", "Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act" included in the definitive Proxy Statement, which relates to the Annual Meeting of Stockholders of the Company to be held on May 19, 1998 (the "Proxy Statement"), to be filed within 120 days after the close of the fiscal year, which information is incorporated herein by such reference.

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

     (1) and (2) Financial Statements and Financial Statement Schedules.

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

     (3) Exhibits

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          2.1            -- Reorganization Agreement (incorporated by reference to
                            Exhibit No. 2.1 to the Company's Registration Statement
                            on Form S-1 (Reg. No. 33-70036)).
          2.2            -- Agreement and Plan of Merger dated as of February 27,
                            1997, by and among Camco International Inc., Plane
                            Acquisition Corp. and Production Operators Corp.
                            (incorporated by reference to Exhibit 2.1 to the
                            Company's Current Report on Form 8-K filed on March 7,
                            1997).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          3.1            -- Restated Certificate of Incorporation (incorporated by
                            reference to Exhibit No. 3.1 to the Company's Annual
                            Report on Form 10-K for the year ended December 31,
                            1993).
          3.2            -- By-laws (incorporated by reference to Exhibit No. 3.4 to the Company's Registration Statement on Form S-1 (Reg.
                            No. 33-70036)).
          4.1            -- See Exhibits 3.1 and 3.2 for provisions of the Restated
                            Certificate of Incorporation and By-laws of the Company
                            defining the rights of holders of Common Stock.
          4.2            -- Form of Common Stock Certificate (incorporated by
                            reference to Exhibit No. 4.2 to the Company's
                            Registration Statement on Form S-1 (Reg. No. 33-70036)).
          4.3            -- Rights Agreement dated as of December 15, 1994, between
                            Camco International Inc. and First Chicago Trust Company
                            of New York, as Rights Agent, which includes as exhibits,
                            the form of Right Certificate and the Summary of Rights
                            to Purchase Common Shares (incorporated by reference to
                            Exhibit No. 1 to the Company's Registration Statement on
                            Form 8-A dated December 19, 1994).
          4.4            -- First Amendment to Rights Agreement dated as of October
                            21, 1997, between the Company and First Chicago Trust
                            Company of New York, as Rights Agent (incorporated by
                            reference to Exhibit No. 4.2 to the Company's Current
                            Report on Form 8-K dated November 21, 1997)
         10.1*           -- Amended and Restated Stock Option Plan for Nonemployee
                            Directors (incorporated by reference to Exhibit No. 10.1
                            to the Company's Quarterly Report on Form 10-Q for the
                            quarter ended June 30, 1996).
         10.2*           -- Supplemental Executive Retirement Plan (incorporated by reference to Exhibit No. 10.2 to the Company's
                            Registration Statement on Form S-1 (Reg. No. 33-83562)).
         10.3*           -- Long-Term Incentive Plan of Camco International Inc.
                            (incorporated by reference to Exhibit 10.3 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1993).
         10.4*           -- 1997 Long-Term Incentive Plan of Camco International Inc.
                            (incorporated by reference to Exhibit No. 4.6 to the
                            Company's Registration Statement on Form S-8 (Reg. No.
                            333-29065)).
         10.5*           -- Description of Management Bonus Program (incorporated by reference to Exhibit No. 10.4 to the Company's
                            Registration Statement on Form S-1 (Reg. No. 33-83562)).
         10.6*           -- Letter Agreement between the Company and Gary Nicholson
                            (incorporated by reference to Exhibit No. 10.5 to the
                            Company's Registration Statement on Form S-1 (Reg. No.
                            33-70036)).
         10.7*           -- Form of Executive Severance Agreement (incorporated by
                            reference to Exhibit No. 10.6 to the Company's
                            Registration Statement on Form S-1 (Reg. No. 33-70036)).
         10.8*           -- Form of First Amendment to Executive Severance Agreement
                            (incorporated by reference to Exhibit No. 10.7 to the
                            Company's Registration Statement on Form S-1 (Reg. No.
                            33-83562)).
         10.9            -- Form of Indemnification Agreement (incorporated by
                            reference to Exhibit No. 10.7 to the Company's
                            Registration Statement on Form S-1 (Reg. No. 33-70036)).
         10.10           -- Reed Hourly Thrift Plan, as amended (incorporated by
                            reference to Exhibit No. 4.6 to the Company's
                            Registration Statement on Form S-8 (Reg. No. 333-18129)).
         10.11           -- Tax Allocation Agreement (incorporated by reference to
                            Exhibit No. 10.9 to the Company's Registration Statement
                            on Form S-1 (Reg. No. 33-70036)).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         10.12           -- U.S. Tax Transition Agreement (incorporated by reference to Exhibit No. 10.10 to the Company's Registration
                            Statement on Form S-1 (Reg. No. 33-70036)).
         10.13           -- U.K. Tax Transition Agreement (incorporated by reference to Exhibit No. 10.11 to the Company's Registration
                            Statement on Form S-1 (Reg. No. 33-70036)).
         10.14           -- Credit Agreement by and among Camco International Inc., the Lenders party thereto, Bank of America National Trust
                            and Savings Association, Toronto Dominion (Texas), Inc.,
                            and Wachovia Bank, N.A., as co-agents and the Bank of New
                            York as Administrative Agent, including forms of notes
                            (dated October 22, 1997
         10.15           -- Amended, Restated and Consolidated Lease Agreement dated as of May 7, 1990, between the City of Bartlesville,
                            Oklahoma, and Reda, a division of Camco International
                            Inc. (incorporated by reference to Exhibit No. 10.13 to
                            the Company's Registration Statement on Form S-1 (Reg.
                            No. 33-70036)).
         10.16           -- Lease dated September 12, 1994, between Jurong Town
                            Corporation and Reda Pump Company (Singapore) Private
                            Limited (incorporated by reference to Exhibit No. 10.14
                            to the Company's Registration Statement on Form S-1 (Reg.
                            No. 33-70036)).
         10.17           -- Building Agreement dated May 12, 1983, between Jurong
                            Town Corporation and Reed Rock Bit Company International,
                            Ltd. (incorporated by reference to Exhibit No. 10.15 to
                            the Company's Registration Statement on Form S-1 (Reg.
                            No. 33-70036)).
         10.18           -- 999 Year Lease dated November 7, 1988, between The
                            Department of Economic Development and Camco Limited
                            (incorporated by reference to Exhibit No. 10.16 to the
                            Company's Registration Statement on Form S-1 (Reg. No.
                            33-70036)).
         10.19           -- Amended and Restated Joint Venture Agreement dated July
                            7, 1993, between Reda Industries Ltd. and P.T. Imeco
                            Inter Sarana (incorporated by reference to Exhibit No.
                            10.17 to the Company's Registration Statement on Form S-1
                            (Reg. No. 33-70036)).
         10.20           -- Joint Venture Agreement dated June 23, 1990, between
                            Camco Soviet Services Limited, and Urengoigasprom
                            (incorporated by reference to Exhibit No. 10.18 to the
                            Company's Registration Statement on Form S-1 (Reg. No.
                            33-70036)).
         10.21           -- Agreement for Technology Transfer, Grant For License, and
                            the Sale of Manufacturing Know-How and Technical
                            Assistance dated December 5, 1991, between the Reda
                            Division of Camco International Inc., Reda Pump Company
                            (Singapore) Private Ltd., the Lawrence Technology
                            Division of Camco International Inc. and Zavody Tazkeho
                            Strojarstva, Dubnica Vahom (incorporated by reference to
                            Exhibit No. 10.19 to the Company's Registration Statement
                            on Form S-1 (Reg. No. 33-70036)).
         10.22*          -- Forms of Restricted Share Agreements (incorporated by
                            reference to Exhibit No. 10.22 to the Company's
                            Registration Statement on Form S-1 (Reg. No. 33-83562)).
         10.23           -- Service contract between Logoven S.A. and William
                            International Company and Production Operators, Inc.
                            Dated February 4, 1997.
         10.24*          -- Camco International Inc. Deferred Income Plan
                            (incorporated by reference to Exhibit No. 4.6 to the
                            Company's Registration Statement on Form S-8 (Reg. No.
                            333-23739)).
         10.25*          -- Camco International Inc. Deferred Income Plan Trust
                            (incorporated by reference to Exhibit 4.7 to the
                            Company's Registration Statement on Form S-8 (Reg. No.
                            333-23739)).

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         10.26*          -- Camco Thrift Plan, as amended (incorporated by reference to Exhibit No. 4.6 to the Company's Registration
                            Statement on Form S-8 (Reg. No. 333-09299)).
         10.27           -- Lease Agreement dated July 9, 1979, between the State of
                            Alaska Department of Natural Resources, Division of
                            Forest, Land and Water Management and Camco Wireline,
                            Inc. (incorporated by reference to Exhibit No. 10.23 to
                            the Company's Registration Statement on Form S-1 (Reg.
                            No. 33-83562)).
         10.28*          -- Production Operators, Inc. Supplemental Benefit Plan
                            (incorporated by reference to Exhibit 28.2 to Production
                            Operator Corp's Current Report on Form 8-K, filed
                            February 24, 1992).
         21.1            -- Subsidiaries of the Registrant.
         23.1            -- Consent of Arthur Andersen LLP.
         27.1            -- Financial Data Schedule.

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

        (b) On November 21, 1997, The Company filed a Current Report on Form 8-K reporting an amendment to the Company's Rights Agreement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 1998.

                                            CAMCO INTERNATIONAL INC.

                                            By:    /s/ GARY D. NICHOLSON
                                              ----------------------------------
                                                      Gary D. Nicholson
                                               Chairman of the Board, President
                                                  and Chief Executive Officer

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons to the capacities and on the dates indicated.

                     SIGNATURES                                    TITLE                   DATE
                     ----------                                    -----                   ----
                /s/ GARY D. NICHOLSON                  Chairman of the Board,         March 13, 1998
-----------------------------------------------------    President, and Chief
                  Gary D. Nicholson                      Executive Officer
                                                         (Principal Executive
                                                         Officer)

                /s/ HERBERT S. YATES                   Senior Vice                    March 13, 1998
-----------------------------------------------------    President -- Finance and
                  Herbert S. Yates                       Chief Financial Officer
                                                         (Principal Financial
                                                         Officer)

              /s/ BRUCE F. LONGAKER JR.                Vice President -- Finance and
-----------------------------------------------------    Corporate Controller
                Bruce F. Longaker Jr.                    (Principal Accounting
                                                         Officer)

                /s/ ROBERT L. HOWARD                   Director                       March 13, 1998
-----------------------------------------------------
                  Robert L. Howard

               /s/ WILLIAM J. JOHNSON                  Director                       March 13, 1998
-----------------------------------------------------
                 William J. Johnson

                /s/ WILLIAM A. KRAUSE                  Director                       March 13, 1998
-----------------------------------------------------
                  William A. Krause

              /s/ CHARLES P. SIESS, JR.                Director                       March 13, 1998
-----------------------------------------------------
                Charles P. Siess, Jr.

                  /s/ T. DON STACY                     Director                       March 13, 1998
-----------------------------------------------------
                    T. Don Stacy

                /s/ GILBERT H. TAUSCH                  Director                       March 13, 1998
-----------------------------------------------------
                  Gilbert H. Tausch

               /s/ W. LESTER VARN, JR.                 Director                       March 13, 1998
-----------------------------------------------------
                 W. Lester Varn, Jr.

                                 EXHIBIT INDEX

  EXHIBIT
   NUMBER                       DESCRIPTION OF EXHIBIT
  -------                       ----------------------
    2.1      -- Reorganization Agreement (incorporated by reference to
                Exhibit No. 2.1 to the Company's Registration Statement
                on Form S-1 (Reg. No. 33-70036)).
    2.2      -- Agreement and Plan of Merger dated as of February 27,
                1997, by and among Camco International Inc., Plane
                Acquisition Corp. and Production Operators Corp.
                (incorporated by reference to Exhibit 2.1 to the
                Company's Current Report on Form 8-K filed on March 7,
                1997).
    3.1      -- Restated Certificate of Incorporation (incorporated by
                reference to Exhibit No. 3.1 to the Company's Annual
                Report on Form 10-K for the year ended December 31,
                1993).
    3.2      -- By-laws (incorporated by reference to Exhibit No. 3.4 to the Company's Registration Statement on Form S-1 (Reg.
                No. 33-70036)).
    4.1      -- See Exhibits 3.1 and 3.2 for provisions of the Restated
                Certificate of Incorporation and By-laws of the Company
                defining the rights of holders of Common Stock.
    4.2      -- Form of Common Stock Certificate (incorporated by
                reference to Exhibit No. 4.2 to the Company's
                Registration Statement on Form S-1 (Reg. No. 33-70036)).
    4.3      -- Rights Agreement dated as of December 15, 1994, between
                Camco International Inc. and First Chicago Trust Company
                of New York, as Rights Agent, which includes as exhibits,
                the form of Right Certificate and the Summary of Rights
                to Purchase Common Shares (incorporated by reference to
                Exhibit No. 1 to the Company's Registration Statement on
                Form 8-A dated December 19, 1994).
    4.4      -- First Amendment to Rights Agreement dated as of October
                21, 1997, between the Company and First Chicago Trust
                Company of New York, as Rights Agent (incorporated by
                reference to Exhibit No. 4.2 to the Company's Current
                Report on Form 8-K dated November 21, 1997)
   10.1*     -- Amended and Restated Stock Option Plan for Nonemployee
                Directors (incorporated by reference to Exhibit No. 10.1
                to the Company's Quarterly Report on Form 10-Q for the
                quarter ended June 30, 1996).
   10.2*     -- Supplemental Executive Retirement Plan (incorporated by reference to Exhibit No. 10.2 to the Company's
                Registration Statement on Form S-1 (Reg. No. 33-83562)).
   10.3*     -- Long-Term Incentive Plan of Camco International Inc.
                (incorporated by reference to Exhibit 10.3 to the
                Company's Annual Report on Form 10-K for the year ended
                December 31, 1993).
   10.4*     -- 1997 Long-Term Incentive Plan of Camco International Inc.
                (incorporated by reference to Exhibit No. 4.6 to the
                Company's Registration Statement on Form S-8 (Reg. No.
                333-29065)).
   10.5*     -- Description of Management Bonus Program (incorporated by reference to Exhibit No. 10.4 to the Company's
                Registration Statement on Form S-1 (Reg. No. 33-83562)).
   10.6*     -- Letter Agreement between the Company and Gary Nicholson
                (incorporated by reference to Exhibit No. 10.5 to the
                Company's Registration Statement on Form S-1 (Reg. No.
                33-70036)).
   10.7*     -- Form of Executive Severance Agreement (incorporated by
                reference to Exhibit No. 10.6 to the Company's
                Registration Statement on Form S-1 (Reg. No. 33-70036)).

  EXHIBIT
   NUMBER                       DESCRIPTION OF EXHIBIT
  -------                       ----------------------
   10.8*     -- Form of First Amendment to Executive Severance Agreement
                (incorporated by reference to Exhibit No. 10.7 to the
                Company's Registration Statement on Form S-1 (Reg. No.
                33-83562)).
   10.9      -- Form of Indemnification Agreement (incorporated by
                reference to Exhibit No. 10.7 to the Company's
                Registration Statement on Form S-1 (Reg. No. 33-70036)).
   10.10     -- Reed Hourly Thrift Plan, as amended (incorporated by
                reference to Exhibit No. 4.6 to the Company's
                Registration Statement on Form S-8 (Reg. No. 333-18129)).
   10.11     -- Tax Allocation Agreement (incorporated by reference to
                Exhibit No. 10.9 to the Company's Registration Statement
                on Form S-1 (Reg. No. 33-70036)).
   10.12     -- U.S. Tax Transition Agreement (incorporated by reference to Exhibit No. 10.10 to the Company's Registration
                Statement on Form S-1 (Reg. No. 33-70036)).
   10.13     -- U.K. Tax Transition Agreement (incorporated by reference to Exhibit No. 10.11 to the Company's Registration
                Statement on Form S-1 (Reg. No. 33-70036)).
   10.14     -- Credit Agreement by and among Camco International Inc., the Lenders party thereto, Bank of America National Trust
                and Savings Association, Toronto Dominion (Texas), Inc.,
                and Wachovia Bank, N.A., as co-agents and the Bank of New
                York as Administrative Agent, including forms of notes
                (dated October 22, 1997
   10.15     -- Amended, Restated and Consolidated Lease Agreement dated as of May 7, 1990, between the City of Bartlesville,
                Oklahoma, and Reda, a division of Camco International
                Inc. (incorporated by reference to Exhibit No. 10.13 to
                the Company's Registration Statement on Form S-1 (Reg.
                No. 33-70036)).
   10.16     -- Lease dated September 12, 1994, between Jurong Town
                Corporation and Reda Pump Company (Singapore) Private
                Limited (incorporated by reference to Exhibit No. 10.14
                to the Company's Registration Statement on Form S-1 (Reg.
                No. 33-70036)).
   10.17     -- Building Agreement dated May 12, 1983, between Jurong
                Town Corporation and Reed Rock Bit Company International,
                Ltd. (incorporated by reference to Exhibit No. 10.15 to
                the Company's Registration Statement on Form S-1 (Reg.
                No. 33-70036)).
   10.18     -- 999 Year Lease dated November 7, 1988, between The
                Department of Economic Development and Camco Limited
                (incorporated by reference to Exhibit No. 10.16 to the
                Company's Registration Statement on Form S-1 (Reg. No.
                33-70036)).
   10.19     -- Amended and Restated Joint Venture Agreement dated July
                7, 1993, between Reda Industries Ltd. and P.T. Imeco
                Inter Sarana (incorporated by reference to Exhibit No.
                10.17 to the Company's Registration Statement on Form S-1
                (Reg. No. 33-70036)).
   10.20     -- Joint Venture Agreement dated June 23, 1990, between
                Camco Soviet Services Limited, and Urengoigasprom
                (incorporated by reference to Exhibit No. 10.18 to the
                Company's Registration Statement on Form S-1 (Reg. No.
                33-70036)).
   10.21     -- Agreement for Technology Transfer, Grant For License, and
                the Sale of Manufacturing Know-How and Technical
                Assistance dated December 5, 1991, between the Reda
                Division of Camco International Inc., Reda Pump Company
                (Singapore) Private Ltd., the Lawrence Technology
                Division of Camco International Inc. and Zavody Tazkeho
                Strojarstva, Dubnica Vahom (incorporated by reference to
                Exhibit No. 10.19 to the Company's Registration Statement
                on Form S-1 (Reg. No. 33-70036)).

  EXHIBIT
   NUMBER                       DESCRIPTION OF EXHIBIT
  -------                       ----------------------
   10.22*    -- Forms of Restricted Share Agreements (incorporated by
                reference to Exhibit No. 10.22 to the Company's
                Registration Statement on Form S-1 (Reg. No. 33-83562)).
   10.23     -- Service contract between Logoven S.A. and William
                International Company and Production Operators, Inc.
                Dated February 4, 1997.
   10.24*    -- Camco International Inc. Deferred Income Plan
                (incorporated by reference to Exhibit No. 4.6 to the
                Company's Registration Statement on Form S-8 (Reg. No.
                333-23739)).
   10.25*    -- Camco International Inc. Deferred Income Plan Trust
                (incorporated by reference to Exhibit 4.7 to the
                Company's Registration Statement on Form S-8 (Reg. No.
                333-23739)).
   10.26*    -- Camco Thrift Plan, as amended (incorporated by reference to Exhibit No. 4.6 to the Company's Registration
                Statement on Form S-8 (Reg. No. 333-09299)).
   10.27     -- Lease Agreement dated July 9, 1979, between the State of
                Alaska Department of Natural Resources, Division of
                Forest, Land and Water Management and Camco Wireline,
                Inc. (incorporated by reference to Exhibit No. 10.23 to
                the Company's Registration Statement on Form S-1 (Reg.
                No. 33-83562)).
   10.28*    -- Production Operators, Inc. Supplemental Benefit Plan
                (incorporated by reference to Exhibit 28.2 to Production
                Operator Corp's Current Report on Form 8-K, filed
                February 24, 1992).
   21.1      -- Subsidiaries of the Registrant.
   23.1      -- Consent of Arthur Andersen LLP.
   27.1      -- Financial Data Schedule.

---------------

* Management Contract or Incentive Program.