Form 10-Q
period 1998-03-31
CAMCO INTERNATIONAL INC
filed 1998-05-08
CIK 913267

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
-----                OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR


          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
-----                OF THE SECURITIES EXCHANGE ACT OF 1934
                         COMMISSION FILE NUMBER 1-10718


                            CAMCO INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                                     13-3517570
    (State or other jurisdiction of                       (I.R.S. Employer
     Incorporation or organization                      Identification No.)

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

         Number of shares of common stock ($.01 par value) outstanding at May 5, 1998: 37,843,413.

                            CAMCO INTERNATIONAL INC.

                                      INDEX

                                                                                      Page
                                                                                       No.

PART I.  FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                  Consolidated Condensed Statements of Income-
                  Three Months ended March 31, 1998 and 1997                            3

                  Consolidated Condensed Balance Sheets -
                  March 31, 1998 and December 31, 1997                                  4

                  Consolidated Condensed Statements of Cash Flows -
                  Three Months ended March 31, 1998 and 1997                            5

                  Consolidated Condensed Statements of Comprehensive Income-
                  Three Months ended March 31, 1998 and 1997                            6

                  Notes to Consolidated Condensed Financial Statements                  7-8

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                   9-10

PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS                                                     11

ITEM 5.           OTHER INFORMATION                                                     11

ITEM 6.           LISTING OF EXHIBITS AND REPORTS ON FORM 8-K                           11

SIGNATURES                                                                              12

EXHIBITS:         FINANCIAL DATA SCHEDULE FOR THE THREE MONTHS ENDED
                  MARCH 31, 1998 (included only in the copy of this report filed electronically with the Commission).

PART I.     FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS



                  CAMCO INTERNATIONAL INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)





                                                                    Three Months Ended March 31
                                                                    ---------------------------
                                                                        1998             1997
                                                                        ----             ----
REVENUES:
   Sales                                                           $    151,279     $     123,432
   Services                                                              76,788            72,052
                                                                   ------------     -------------
                                                                        228,067           195,484
                                                                   ------------     -------------

COSTS AND EXPENSES:
   Cost of sales                                                         74,385            62,223
   Cost of services                                                      54,071            51,015
                                                                   ------------     -------------
                                                                        128,456           113,238
                                                                   ------------     -------------
         Gross margin                                                    99,611            82,246
   Selling, general and administrative expenses                          52,840            48,709
   Amortization of intangible assets                                      2,170             1,894
                                                                   ------------     -------------
         Operating income                                                44,601            31,643
   Interest expense, net                                                  1,593             1,454
                                                                   ------------     -------------
   Income before provision for income taxes                              43,008            30,189
   Provision for income taxes                                            15,413            10,379
                                                                   ------------     -------------
         Net income                                                $     27,595     $      19,810
                                                                   ============     =============

Earnings Per Share:
   Basic-
         Net Income                                                $        .73     $         .53
         Average common shares outstanding                               37,674            37,277

   Diluted-
         Net Income                                                $        .72     $         .52
         Average common and common equivalent shares outstanding         38,483            38,242

Cash dividends per common share                                    $        .05     $         .05





                 The accompanying notes are an integral part of
               these consolidated condensed financial statements.

                    CAMCO INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                             March 31, 1998     December 31, 1997
                                                             --------------     -----------------
                                                              (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                 $       61,792     $         57,255
   Accounts receivable, net                                         209,089              177,112
   Inventories                                                      216,404              206,471
   Prepaid expenses and other                                        68,878               65,663
                                                             --------------     ----------------
      Total current assets                                          556,163              506,501
                                                             --------------     ----------------

PROPERTY, PLANT AND EQUIPMENT
   Land                                                               5,740                5,120
   Buildings                                                         77,786               77,279
   Machinery and equipment                                          266,658              266,137
   Service equipment                                                378,252              366,732
                                                             --------------     ----------------
                                                                    728,436              715,268
   Accumulated depreciation                                        (372,613)            (361,956)
                                                             --------------     ----------------
      Property, plant and equipment, net                            355,823              353,312
                                                             --------------     ----------------

INTANGIBLE ASSETS, net                                              225,371              212,749
OTHER                                                                66,282               45,278
                                                             --------------     ----------------
      Total assets                                           $    1,203,639     $      1,117,840
                                                             ==============     ================

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                      $          120     $            120
   Accounts payable                                                  59,681               57,765
   Accrued liabilities                                              154,924              159,085
   Income taxes payable                                              36,578               31,832
                                                             --------------     ----------------
      Total current liabilities                                     251,303              248,802
                                                             --------------     ----------------

LONG-TERM DEBT                                                      155,300              110,300
DEFERRED INCOME TAXES                                                34,509               28,690
OTHER LONG-TERM LIABILITIES                                          44,959               43,803
                                                             --------------     ----------------
      Total liabilities                                             486,071              431,595
                                                             --------------     ----------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Common stock $.01 par value, 100,000,000 shares authorized,
   38,697,701 and 38,583,393 shares issued                              387                  386
   Additional paid-in capital                                       527,322              525,662
   Retained earnings                                                229,622              203,911
   Cummulative translation adjustment                               (13,336)             (15,194)
   Treasury stock, 887,018 and 1,046,372 shares at cost             (26,427)             (28,520)
                                                             --------------     ----------------
      Total stockholders' equity                                    717,568              686,245
                                                             --------------     ----------------
      Total liabilities and stockholders' equity             $    1,203,639     $      1,117,840
                                                             ==============     ================


                   The accompanying notes are an integral part
              of these consolidated condensed financial statements.

                    CAMCO INTERNATIONAL INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                   Three Months Ended March 31
                                                                  ------------------------------
                                                                        1998             1997
                                                                        ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $      27,595    $      19,810
   Adjustments to reconcile net income to net cash
      provided by operating activities, net of
      effects of acquisitions -
   Gain from sale of assets                                                (506)          (1,087)
   Depreciation and amortization                                         15,456           14,927
   Provision for deferred and other taxes                                 5,810            6,764
   Increase in accounts receivable                                      (30,197)         (16,209)
   Increase in inventories                                               (9,119)          (5,185)
   Increase in accounts payable                                           1,916            4,105
   Decrease in accrued liabilities                                       (3,872)          (2,779)
   Increase (decrease) in income taxes payable                            4,971           (3,085)
   Decrease in other, net                                                    60            1,388
                                                                  -------------    -------------
      Net cash provided by operating activities                          12,114           18,649
                                                                  -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                 (14,975)         (19,994)
   Proceeds from sale of property, plant and equipment                      526            1,623
   Business acquisitions, net of cash acquired                          (16,528)          (9,490)
   Investment in joint venture                                          (23,617)               -
   Change in subsidiary year-end                                              -           (6,496)
   Other                                                                      -           (4,777)
                                                                  -------------    -------------
      Net cash used in investing activities                             (54,594)         (39,134)
                                                                  -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in borrowings under revolving credit facility                45,000                -
   Increase in other debt                                                     -           11,448
   Dividends paid to stockholders                                        (1,844)          (1,918)
   Proceeds from exercise of stock options                                3,614              463
   Change in subsidiary year-end and other                                    -            6,332
                                                                  -------------    -------------
      Net cash provided by financing activities                          46,770           16,325
                                                                  -------------    -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                247             (399)
                                                                  -------------    -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      4,537           (4,559)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         57,255           42,645
                                                                  -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $      61,792    $      38,086
                                                                  ==============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid for interest                                      $       2,321    $       2,245
      Cash paid for income taxes                                  $       6,219    $       9,304


                  The accompanying notes are an integral part
              of these consolidated condensed financial statements.

                    CAMCO INTERNATIONAL INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    Three Months Ended March 31
                                                                   ------------------------------
                                                                        1998             1997
                                                                   ------------     -------------
Net income                                                         $     27,595     $      19,810

Other comprehensive income:
   Foreign currency translation adjustments                               1,858            (4,950)
                                                                   ------------     -------------
      Comprehensive income                                         $     29,453     $      14,860
                                                                   ============     =============

                  The accompanying notes are an integral part
             of these consolidated condensed financial statements.

                    CAMCO INTERNATIONAL INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1.       BASIS OF PRESENTATION

         In the opinion of Camco International Inc. and subsidiaries ("Camco" or the "Company") management, the accompanying unaudited consolidated condensed financial statements include all adjustments necessary to present fairly the Company's financial position as of March 31, 1998, and its results of operations and cash flows for the three months ended March 31, 1998 and 1997. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three months ended March 31, 1998 may not be indicative of the results for the full year.

         Merger with Production Operators Corp

         On June 13, 1997, Camco acquired Production Operators Corp ("Production Operators"), a market leader in total responsibility gas compression services. The business combination was accounted for using the pooling-of-interests method of accounting. Accordingly, these financial statements have been prepared as if Camco and Production Operators were combined as of the beginning of the earliest period presented.

         Other Comprehensive Income

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," in the first quarter of 1998. The only current difference between net income and comprehensive income is the change in the cumulative translation adjustment for foreign currency, a separate component of stockholders' equity in the accompanying consolidated condensed balance sheets.

         Earnings Per Share

         SFAS No. 128, "Earnings Per Share," was adopted by the Company in the fourth quarter of 1997 and all earnings per share previously reported have been restated. Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. The computation of diluted earnings per share includes the dilutive effects of options to purchase common stock and restricted stock grants, which aggregated 809,000 and 965,000 for the three months ended March 31, 1998 and 1997, respectively.


2.        BUSINESS ACQUISITIONS

         During the first quarter of 1998, the Company acquired two well service businesses in the United States for $16.5 million in cash. The results of operations of these businesses are included in the accompanying financial statements from the dates of acquisition.

                    CAMCO INTERNATIONAL INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)



3.       INVENTORIES

         Consolidated inventories, net of allowances, are summarized as follows (in thousands):


                                      March 31,          December 31,
                                        1998                 1997
                                    --------------      ---------------
                                     (Unaudited)
          Raw materials             $       21,660      $        19,916
          Parts and components              66,153               69,656
          Work-in-process                   24,552               24,079
          Finished goods                   104,039               92,820
                                    --------------      ---------------
                                    $      216,404      $       206,471
                                    ==============      ===============


         Work-in-process and finished goods inventories include the cost of materials, labor and plant overhead. The excess of current costs, determined using the first-in, first-out basis, over the carrying values of those inventories accounted for on a last-in, first-out basis was approximately $11.8 million and $10.0 million at March 31, 1998 and December 31, 1997, respectively.

4.       COMMITMENTS AND CONTINGENCIES - LEGAL PROCEEDINGS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General

         The Company is one of the world's leading providers of oilfield equipment and services for numerous specialty applications in key phases of the oil and gas drilling, completion and production sectors of the oilfield service industry. Many of the Company's products and services have recognized names in the industry and are associated with technological innovation and quality. Camco operates on a worldwide basis with its equipment and services being sold or used in approximately 50 countries. Demand for and pricing of Camco's equipment and services is particularly affected by the number of oil and gas wells drilled, the depth and condition of such wells, the number of well completions and the level of well service activity worldwide. Drilling, completion and workover activity in turn is largely dependent on the level and volatility of oil and natural gas prices, worldwide economic trends, seasonal trends and political stability in oil producing countries.

         On June 13, 1997, Camco acquired Production Operators, a market leader in total responsibility gas compression services. The business combination was accounted for using the pooling-of-interests method of accounting. Accordingly, the financial information reflected in this document has been prepared as if Camco and Production Operators were combined as of the beginning of the earliest period presented.

Current Industry Conditions

         While the Company's long-term outlook for drilling, completion and production activity is very positive based on the supply and demand fundamentals for crude oil and natural gas, short-term uncertainty exists with respect to the outlook for the industry, particularly in North America, given the recent volatility in the price of crude oil. The price of West Texas Intermediate ("WTI") crude oil averaged slightly below $16 per barrel during the first three months of 1998, and declined to below $14 per barrel on two occasions in March and April of 1998. The Company has observed a recent decline in drilling, well service and workover activity in the United States, particularly on land, as a result of the decline in crude oil prices. Drilling activity in Canada has also declined from first quarter levels, primarily as a result of the normal spring thaw which increases the cost of moving drilling rigs to new locations. Additionally, the Canadian rig count is lower compared to last year when relatively high crude oil prices and a shortage of drilling rigs provided incentive for some producers to continue drilling through the spring thaw. U.S. natural gas prices and gas drilling activity has remained relatively high this year, somewhat mitigating the impact of the decline of crude oil prices. The Company believes that if WTI crude oil prices remain low for a prolonged period or if U.S. natural gas prices were to decline substantially, drilling, completion and production activity in North America, particularly in land-based markets, could decline further. The Company expects international drilling, completion and production activities to remain relatively stable as most international projects do not fluctuate based on short-term changes in commodity prices.

QUARTER ENDED MARCH 31, 1998 COMPARED TO QUARTER ENDED MARCH 31, 1997

         Consolidated revenues for the first quarter 1998 increased $32.6 million, or 16.7%, to $228.1 million from $195.5 million in the same quarter of 1997. This increase reflects higher sales of electrical submersible pumps ("ESPs") and an increase in drilling activity from the first quarter of 1997. Product revenues increased $27.8 million, or 22.6%, to $151.3 million for the first three months of 1998, from $123.4 million for the same period in 1997, primarily due to higher sales of ESPs and drill bits in all geographic regions of the world. Service revenues increased $4.7 million to $76.8 million in the first quarter of 1998, with improvements in ESP and drilling related services offset by a decline in completion and well service revenues in the United States and Nigeria.

         Revenues in the United States and Canada increased $4.6 million, or 5.4%, to $90.2 million in the first quarter of 1998 from $85.6 million in the first quarter of 1997. The increase is principally due to increases in sales of drill bits and ESPs and was partially offset by a slight decrease in completion product and well service revenues. On the strength of higher sales of ESPs, completion products and contract gas compression services, Mexico and Central and South American revenues for the first quarter of 1998 were $44.1 million, 40.9% higher than in the same period in 1997. Revenues were up 19.8%, in Europe to $38.9 million for the 1998 quarter, reflecting increased sales of ESPs in the Former Soviet Union and improved sales of drill bits and completion products and services. Revenues in the Middle East and Africa improved by 14.7% over 1997 levels to $34.2 million, due to higher sales of drill bits and increased ESP sales and related services, partially offset by a decline in completion and well service revenues in Nigeria, where market activity has decreased significantly due to continued political and economic instability. Far East revenues improved to $20.6 million in the first quarter of 1998, 26.7% higher than the first quarter 1997, reflecting significantly higher sales of ESPs.

         Gross margins increased $17.4 million to $99.6 million, or 43.7% of revenues in the first quarter of 1998, from $82.2 million, or 42.1% of revenues in the same period 1997. This margin increase in 1998 reflects higher volume and favorable shifts in geographic and product sales mix along with modest pricing improvement in drill bits and ESPs.

         Selling, general and administrative expenses ("SG&A") increased $4.1 million to $52.8 million in the first quarter of 1998, in conjunction with the revenue increase. SG&A as a percentage of revenues declined to 23.2% in the first quarter of 1998 from 24.9% in the same period in 1997, as a portion of these expenses are not directly variable with revenues.

         Operating income increased $13.0 million, or 41.0%, in the first quarter of 1998 to $44.6 million, or 19.6% of revenues, from $31.6 million, or 16.2% of revenues in the first quarter of 1997, as a result of the significant increase in revenues combined with improved gross margin and SG&A as a percentage of revenues.

         Net interest expense increased slightly to $1.6 million for the first quarter of 1998 reflecting an increase in outstanding debt.

FINANCIAL CONDITION

Capital Resources and Liquidity

         Cash provided by operating activities was $12.1 million during the three months ended March 31, 1998, a decrease of $6.5 million from the prior year comparable period. This decrease in cash flows from operating activities is primarily a result of the substantial increase in activity levels from the prior year and the resulting increase in working capital requirements. During the first three months of 1998, cash was also used to fund $15.0 million in capital expenditures, pay $16.5 million for business acquisitions, invest an additional $23.6 million in its 33 1/3%-owned Venezuelan joint venture and pay dividends to stockholders of $1.8 million. Financing activities provided $46.8 million of cash during the first three months of 1998, of which $45.0 million was attributable to borrowings under the Company's revolving credit facility.

         Borrowing availability under the revolving credit facility was $65.0 million as of March 31, 1998. The Company believes that cash flow from operations combined with the unused portion of the revolving credit facility should provide it with sufficient capital resources and liquidity to meet its debt service requirements and manage its business needs.

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

ITEM 5.  OTHER INFORMATION

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

         This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the Company's prospects, developments and business strategies for its operations, all of which are subject to certain risks, uncertainties and assumptions. These forward-looking statements are identified by their use of terms and phrases such as "expect," "estimate," "project," "believe" and similar terms and phrases. These risks include changes in market conditions in the oil and gas industry, declines in prices of oil and gas, political instability in foreign countries in which the Company operates, currency fluctuations and contracts, in particular those in Nigeria, South America and Southeast Asia, increased competition in the Company's markets, governmental restrictions affecting oil and gas exploration, the ability of the Company to integrate and realize anticipated synergies for its acquisitions, including that of Production Operators, the ability of the Company to achieve and execute internal business plans, and the impact of any economic downturns and inflation and other market factors affecting the demand and supply of oil and gas and the products and services relating thereto. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27.1 Financial Data Schedule

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


By:      /s/ GARY D. NICHOLSON
         ----------------------------------------------
         Gary D. Nicholson
         Chairman of the Board of Directors
         President and Chief Executive Officer
         (Principal Executive Officer)
         May 6, 1998



By:      /s/ BRUCE F. LONGAKER, JR.
         ----------------------------------------------
         Bruce F. Longaker, Jr.
         Vice-President Finance and
         Corporate Controller
         (Principal Accounting Officer)
         May 6, 1998

                               INDEX TO EXHIBITS

Exhibit
  No.                  Description
-------                -----------
27.1              Financial Data Schedule.