Form 10-Q
period 1998-06-30
CAMCO INTERNATIONAL INC
filed 1998-08-13
CIK 913267

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

         Number of shares of common stock ($.01 par value) outstanding at August 11, 1998: 38,206,056.

                            CAMCO INTERNATIONAL INC.

                                      INDEX

                                                                                      Page
                                                                                      No.
                                                                                      ----
PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                  Consolidated Condensed Statements of Income-
                  Three Months and Six Months ended June 30, 1998 and 1997              3

                  Consolidated Condensed Balance Sheets -
                  June 30, 1998 and December 31, 1997                                   4

                  Consolidated Condensed Statements of Cash Flows -
                  Six Months ended June 30, 1998 and 1997                               5

                  Consolidated Condensed Statements of Comprehensive Income-
                  Three Months and Six Months ended June 30, 1998 and 1997              6

                  Notes to Consolidated Condensed Financial Statements                  7

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                   9

PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS                                                     13

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   13

ITEM 5.           OTHER INFORMATION                                                     13

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                                      14

SIGNATURES                                                                              15

EXHIBITS:         FINANCIAL DATA SCHEDULE FOR THE THREE MONTHS ENDED JUNE 30,
                  1998 (included only in the copy of this report filed
                  electronically with the Commission).

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                    CAMCO INTERNATIONAL INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (unaudited)

                                                       Three Months Ended June 30         Six Months Ended June 30
                                                       --------------------------         -------------------------
                                                          1998             1997             1998             1997
                                                       ---------         --------         --------         --------
REVENUES:
   Sales                                                $151,813         $156,319         $303,092         $279,751
   Services                                               83,290           70,826          160,078          142,878
                                                        --------         --------         --------         --------
                                                         235,103          227,145          463,170          422,629
                                                        --------         --------         --------         --------
COSTS AND EXPENSES:
   Cost of sales                                          76,837           82,228          151,222          144,451
   Cost of services                                       57,651           48,804          111,722           99,819
                                                        --------         --------         --------         --------
                                                         134,488          131,032          262,944          244,270
                                                        --------         --------         --------         --------
         Gross margin                                    100,615           96,113          200,226          178,359
   Selling, general and administrative expenses           53,090           55,476          105,930          104,185
   Merger expenses                                            --           12,500               --           12,500
   Amortization of intangible assets                       2,403            2,178            4,573            4,072
                                                        --------         --------         --------         --------
         Operating income                                 45,122           25,959           89,723           57,602
   Interest expense, net                                   2,175            1,506            3,768            2,960
                                                        --------         --------         --------         --------
   Income before provision for income taxes               42,947           24,453           85,955           54,642
   Provision for income taxes                             14,801            8,681           30,214           19,060
                                                        --------         --------         --------         --------
         Net income                                     $ 28,146         $ 15,772         $ 55,741         $ 35,582
                                                        ========         ========         ========         ========


Earnings Per Share:
   Basic-
         Net Income                                     $    .74         $    .42         $   1.48         $    .95
         Average common shares outstanding                37,887           37,320           37,780           37,300

   Diluted-
         Net Income                                     $    .73         $    .41         $   1.44         $    .93
         Average common and common
              equivalent shares outstanding               38,745           38,348           38,638           38,325

Cash dividends per common share                         $    .05         $    .05         $    .10         $    .10

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                   CAMCO INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (In thousands, except share data)

                                     ASSETS

                                                                      June 30, 1998      December 31, 1997
                                                                      -------------      -----------------
                                                                       (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                           $    69,231          $    57,255
   Accounts receivable, net                                                194,823              177,112
   Inventories                                                             225,808              206,471
   Prepaid expenses and other                                               71,670               65,663
                                                                       -----------          -----------
      Total current assets                                                 561,532              506,501
                                                                       -----------          -----------

PROPERTY, PLANT AND EQUIPMENT
   Land                                                                      5,708                5,120
   Buildings                                                                78,275               77,279
   Machinery and equipment                                                 279,800              266,137
   Service equipment                                                       397,564              366,732
                                                                       -----------          -----------
                                                                           761,347              715,268
   Accumulated depreciation                                               (387,850)            (361,956)
                                                                       -----------          -----------
      Property, plant and equipment, net                                   373,497              353,312
                                                                       -----------          -----------
INTANGIBLE ASSETS, net                                                     223,058              212,749
OTHER                                                                       79,930               45,278
                                                                       -----------          -----------
      Total assets                                                     $ 1,238,017          $ 1,117,840
                                                                       ===========          ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                                $       120          $       120
   Accounts payable                                                         60,115               57,765
   Accrued liabilities                                                     151,726              159,085
   Income taxes payable                                                     29,429               31,832
                                                                       -----------          -----------
      Total current liabilities                                            241,390              248,802
                                                                       -----------          -----------

LONG-TERM DEBT                                                             170,300              110,300
DEFERRED INCOME TAXES                                                       32,213               28,690
OTHER LONG-TERM LIABILITIES                                                 45,064               43,803
                                                                       -----------          -----------
      Total liabilities                                                    488,967              431,595
                                                                       -----------          -----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Common stock $.01 par value, 100,000,000 shares authorized,
      38,763,668 and 38,583,393 shares issued                                  388                  386
   Additional paid-in capital                                              533,576              525,662
   Retained earnings                                                       255,875              203,911
   Cumulative translation adjustment                                       (15,966)             (15,194)
   Treasury stock, 799,989 and 1,046,372 shares at cost                    (24,823)             (28,520)
                                                                       -----------          -----------
      Total stockholders' equity                                           749,050              686,245
                                                                       -----------          -----------
      Total liabilities and stockholders' equity                       $ 1,238,017          $ 1,117,840
                                                                       ===========          ===========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                    CAMCO INTERNATIONAL INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                      Six Months Ended June 30
                                                                     ---------------------------
                                                                        1998              1997
                                                                     ---------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $  55,741          $ 35,582
   Adjustments to reconcile net income  to net cash
      provided by operating activities, net of
      effects of acquisitions -
   Gain from sale of assets                                               (687)             (139)
   Depreciation and amortization                                        35,476            30,444
   Provision for deferred and other taxes                                3,539             7,102
   Increase in accounts receivable                                     (20,776)          (16,402)
   Increase in inventories                                             (14,686)          (24,051)
   Increase in accounts payable                                          4,104             4,753
   Increase (decrease) in accrued liabilities                           (7,685)           24,201
   Decrease in income taxes payable                                     (2,010)          (11,776)
   Decrease in other, net                                                3,158             2,310
                                                                     ---------          --------
      Net cash provided by operating activities                         56,174            52,024
                                                                     ---------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                (50,954)          (44,407)
   Proceeds from sale of property, plant and equipment                     734               223
   Business acquisitions, net of cash acquired                         (19,496)          (11,753)
   Investment in joint venture                                         (37,288)               --
   Change in subsidiary year-end                                            --            (6,496)
                                                                     ---------          --------
      Net cash used in investing activities                           (107,004)          (62,433)
                                                                     ---------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in borrowings under revolving credit facility               60,000                --
   Increase in other debt                                                   --             4,996
   Dividends paid to stockholders                                       (3,777)           (3,122)
   Proceeds from exercise of stock options                               6,752               864
   Change in subsidiary year-end and other                                  --             6,158
                                                                     ---------          --------
      Net cash provided by financing activities                         62,975             8,896
                                                                     ---------          --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS              (169)             (217)
                                                                     ---------          --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    11,976            (1,730)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        57,255            42,645
                                                                     ---------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  69,231          $ 40,915
                                                                     =========          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid for interest                                         $   3,930          $  2,981
      Cash paid for income taxes                                     $  23,779          $ 23,596

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                    CAMCO INTERNATIONAL INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (unaudited)

                                                    Three Months Ended June 30         Six Months Ended June 30
                                                    --------------------------        --------------------------
                                                      1998              1997            1998              1997
                                                    --------          --------        --------          --------
Net income                                          $ 28,146          $15,772         $ 55,741          $ 35,582

Other comprehensive income:
   Foreign currency translation adjustments           (2,630)           1,915             (772)           (3,035)
                                                    --------          --------        --------          --------

      Comprehensive income                          $ 25,516          $17,687         $ 54,969          $ 32,547
                                                    ========          =======         ========          ========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                    CAMCO INTERNATIONAL INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1.       BASIS OF PRESENTATION

         In the opinion of Camco International Inc. and subsidiaries ("Camco" or the "Company") management, the accompanying unaudited consolidated condensed financial statements include all adjustments necessary to present fairly the Company's financial position as of June 30, 1998, and its results of operations and cash flows for the three months and six months ended June 30, 1998 and 1997. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three months and six months ended June 30, 1998 may not be indicative of the results for the full year.

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

         Earnings Per Share

         SFAS No. 128, "Earnings Per Share," was adopted by the Company in the fourth quarter of 1997 and all earnings per share previously reported have been restated. Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. The computation of diluted earnings per share includes the dilutive effects of options to purchase common stock and restricted stock grants, which aggregated 858,000 and 1,028,000 for the three months ended June 30, 1998 and 1997, respectively, and 858,000 and 1,025,000 for the six months ended June 30, 1998 and 1997, respectively.

2.       PROPOSED MERGER WITH SCHLUMBERGER LIMITED

         On June 18, 1998, Camco entered into an Agreement and Plan of Merger (the "Merger Agreement") with Schlumberger Technology Corporation ("STC"), and Schlumberger OFS, Inc., a wholly-owned subsidiary of STC ("Sub"), providing for the merger of Sub with and into Camco, with Camco surviving as a wholly-owned subsidiary of STC (the "Merger"). STC is a wholly-owned subsidiary of Schlumberger Limited, a publicly traded Netherlands Antilles corporation ("Schlumberger"). Pursuant to the Merger Agreement, the stockholders of Camco will receive 1.18 shares of common stock of Schlumberger ("Schlumberger Common Stock") for each share of common stock of Camco ("Camco Common Stock"). In addition, outstanding options to acquire shares of Camco Common Stock will be converted into options to acquire 1.18 times as many shares of Schlumberger Common Stock at an exercise price per share equal to the former exercise price per share divided by 1.18.

                    CAMCO INTERNATIONAL INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

         Closing under the Merger Agreement is conditioned on, among other things, approval by Camco's stockholders and receipt of all regulatory approvals. It is intended that the Merger qualify as a tax-free reorganization for federal income tax purposes and as a pooling-of-interests for accounting purposes. Camco and STC anticipate closing the transaction on August 31, 1998.

         Under the Merger Agreement, Camco must pay a termination fee of $90 million if (1) Camco receives a Superior Proposal (as defined in the Merger Agreement) prior to approval of the Merger by the Camco stockholders and elects to terminate the agreement, (2) the Camco Board of Directors recommends or proposes to recommend an alternate proposal and STC exercises its right to terminate the agreement, (3) the Camco Board of Directors withdraws, terminates or modifies its recommendation of the agreement in an adverse manner, STC terminates the agreement and Camco consummates an alternative transaction on or before September 30, 1999 or (4) an alternate acquisition proposal is made and publicly announced, the Camco stockholders do not approve the Merger and Camco consummates an alternative proposal on or before September 30, 1999.

         Pursuant to a related Transaction Agreement, Schlumberger agreed to sell to STC such number of shares of Schlumberger Common Stock as are required to be delivered to stockholders of Camco under the Merger Agreement and to register those shares with the Securities and Exchange Commission.

3.       BUSINESS ACQUISITIONS

         During the first six months of 1998, the Company acquired two well service businesses in the United States, an electric submersible pump business in Argentina and the remaining interest in an electric submersible pump business in Colombia for $19.5 million in cash. The results of operations of these businesses are included in the accompanying financial statements from the dates of acquisition.

4.       INVENTORIES

         Consolidated inventories, net of allowances, are summarized as follows (in thousands):

                                   June 30,    December 31,
                                     1998         1997
                                  -----------  ------------
                                  (Unaudited)
          Raw materials            $ 22,969     $ 19,916
          Parts and components       64,185       69,656
          Work-in-process            25,149       24,079
          Finished goods            113,505       92,820
                                   --------     --------
                                   $225,808     $206,471
                                   ========     ========

         Work-in-process and finished goods inventories include the cost of materials, labor and plant overhead. The excess of current costs, determined using the first-in, first-out basis, over the carrying values of those inventories accounted for on a last-in, first-out basis was approximately $7.8 million and $10.0 million at June 30, 1998 and December 31, 1997, respectively.

5.       COMMITMENTS AND CONTINGENCIES - LEGAL PROCEEDINGS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General

         The Company is one of the world's leading providers of oilfield equipment and services for numerous specialty applications in key phases of the oil and gas drilling, completion and production sectors of the oilfield service industry. Many of the Company's products and services have recognized names in the industry and are associated with technological innovation and quality. Camco operates on a worldwide basis with its equipment and services being sold or used in over 50 countries. Demand for and pricing of Camco's equipment and services is particularly affected by the number of oil and gas wells drilled, the depth and condition of such wells, the number of well completions and the level of well service activity worldwide. Drilling, completion and workover activity in turn is largely dependent on the level and volatility of oil and natural gas prices, worldwide economic trends, seasonal trends and political stability in oil producing countries.

         On June 18, 1998, Camco entered into an Agreement and Plan of Merger (the "Merger Agreement") with Schlumberger Technology Corporation ("STC"), and Schlumberger OFS, Inc., a wholly-owned subsidiary of STC ("Sub"), providing for the merger of Sub with and into Camco, with Camco surviving as a wholly-owned subsidiary of STC (the "Merger"). STC is a wholly-owned subsidiary of Schlumberger Limited, a publicly traded Netherlands Antilles corporation ("Schlumberger"). Pursuant to the Merger Agreement, the stockholders of Camco will receive 1.18 shares of common stock of Schlumberger ("Schlumberger Common Stock") for each share of common stock of Camco ("Camco Common Stock"). In addition, outstanding options to acquire shares of Camco Common Stock will be converted into options to acquire 1.18 times as many shares of Schlumberger Common Stock at an exercise price per share equal to the former exercise price per share divided by 1.18.

         Closing under the Merger Agreement is conditioned on, among other things, approval by Camco's stockholders and receipt of all regulatory approvals. It is intended that the Merger qualify as a tax-free reorganization for federal income tax purposes and as a pooling-of-interests for accounting purposes. Camco and STC anticipate closing the transaction on August 31, 1998.

         Under the Merger Agreement, Camco must pay a termination fee of $90 million if (1) Camco receives a Superior Proposal (as defined in the Merger Agreement) prior to approval of the Merger by the Camco stockholders and elects to terminate the agreement, (2) the Camco Board of Directors recommends or proposes to recommend an alternate proposal and STC exercises its right to terminate the agreement, (3) the Camco Board of Directors withdraws, terminates or modifies its recommendation of the agreement in an adverse manner, STC terminates the agreement and Camco consummates an alternative transaction on or before September 30, 1999 or (4) an alternate acquisition proposal is made and publicly announced, the Camco stockholders do not approve the Merger and Camco consummates an alternative proposal on or before September 30, 1999.

         Pursuant to a related Transaction Agreement, Schlumberger agreed to sell to STC such number of shares of Schlumberger Common Stock as are required to be delivered to stockholders of Camco under the Merger Agreement and to register those shares with the Securities and Exchange Commission.

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

Current Industry Conditions

While the Company's long-term outlook for drilling, completion and production activity remains positive based on the supply and demand fundamentals for crude oil and natural gas, short-term uncertainty exists with respect to the outlook for the industry, particularly in North America, given the volatility in the price of crude oil and the more recent decline in natural gas prices. The price of West Texas Intermediate ("WTI") crude oil averaged below $15 per barrel during the second quarter of 1998, and declined to below $12 per barrel during June of 1998. The Company has observed a decline in drilling, well service and workover activity in the United States, particularly on land, as a result of the decline in crude oil prices. Drilling activity in Canada has also declined from first quarter levels, primarily as a result of the normal spring thaw, which limits rig mobility and increases the cost of moving drilling rigs to new locations. Additionally, the Canadian rig count was lower compared to last year when relatively higher crude oil prices and a shortage of drilling rigs provided incentive for some producers to continue drilling through the spring thaw. The decline in crude oil prices have caused Canadian drilling activity to remain lower subsequent to the spring thaw. Despite a recent decline, U.S. natural gas prices and gas drilling activity has remained relatively high this year, somewhat mitigating the impact of lower crude oil prices. The Company believes that if WTI crude oil prices remain low for a prolonged period or if U.S. natural gas prices were to continue to decline, drilling, completion and production activity in North America, particularly in land-based markets, could decline further. While international drilling, completion and production activities during the first six months of 1998 have not been significantly impacted by the decline in crude oil prices, the Company believes that if prices remain low for a prolonged period, such activities, particularly in land-based markets, could decline.

QUARTER ENDED JUNE 30, 1998 COMPARED TO QUARTER ENDED JUNE 30, 1997

         Consolidated revenues for the second quarter 1998 increased $8.0 million, or 3.5%, to $235.1 million from $227.1 million in the same quarter of 1997. Product revenues declined $4.5 million, to $151.8 million for the second quarter of 1998, from $156.3 million for the same period in 1997, primarily due to lower sales of electric submersible pumps ("ESPs"), drill bits and completion products in North America. Service revenues increased $12.5 million to $83.3 million in the second quarter of 1998, with improvements in compression and ESP service revenues offset by a decline in completion and well service revenues in South America and Nigeria.

         Revenues in the United States and Canada decreased $5.8 million, or 6.0%, to $90.4 million in the second quarter of 1998 from $96.3 million in the second quarter of 1997. The decrease is principally due to decreases in sales of drill bits and ESPs and was partially offset by an increase in completion and well service revenues. On the strength of higher sales of ESPs, drill bits, completion products and contract gas compression services, Mexico and Central and South American revenues for the second quarter of 1998 were $41.7 million, 15.1% higher than in the same period in 1997. Revenues were up 15.2%, in Europe to $42.9 million for the 1998 quarter, reflecting increased sales of ESPs in the Former Soviet Union and improved sales of completion products and services. Revenues in the Middle East and Africa improved by 6.9% over 1997 levels to $38.4 million, due to increased ESP sales and related services, partially offset by a decline in completion products and well service revenues in Nigeria, where market activity has decreased significantly due to continued political and economic instability. Far East revenues improved slightly to $21.6 million in the second quarter of 1998, reflecting higher sales of drill bits and ESPs offset by a decline in completion product sales.

         Gross margins increased $4.5 million to $100.6 million, or 42.8% of revenues in the second quarter of 1998, from $96.1 million, or 42.3% of revenues in the same period of 1997. This margin increase in 1998 reflects higher volume and favorable shifts in geographic and product sales mix.

         Selling, general and administrative expenses ("SG&A") decreased $2.4 million to $53.1 million in the second quarter of 1998 from $55.5 million in the 1997 period, reflecting currency translation gains in the current period as compared with losses recorded in the prior year period. SG&A as a percentage of revenues declined to 22.6% in the second quarter of 1998 from 24.4% in the same period in 1997, as a result of the favorable movement in currency translation and continued maintenance of these costs.

         In connection with the June 13, 1997 merger of Camco and Production Operators, $12.5 million in merger related costs were expensed during the second quarter of 1997.

         Operating income (excluding 1997 merger related expenses) increased $6.7 million, or 17.4%, in the second quarter of 1998 to $45.1 million, or 19.2% of revenues, from $38.5 million, or 16.9% of revenues in the second quarter of 1997, as a result of the increase in revenues combined with improved gross margins and lower SG&A as a percentage of revenues.

         Net interest expense increased $700 thousand to $2.2 million for the second quarter of 1998 reflecting an increase in outstanding debt.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         Consolidated revenues for the first six months of 1998 increased $40.5 million, or 9.6%, to $463.2 million from $422.6 million in the same period in 1997. This increase reflects higher sales of ESPs and drill bits. Product revenues increased $23.3 million, to $303.1 million for the first six months of 1998, from $279.8 million for the same period in 1997, primarily due to higher sales of ESPs and drill bits in most geographic regions of the world during the first three months of 1998. Service revenues increased $17.2 million to $160.1 million in the first six months of 1998, with improvements in ESP and drilling related services offset by a decline in completion and well service revenues in South America and Nigeria.

         Revenues in the United States and Canada decreased $1.2 million, to $180.7 million in the first half of 1998 from $181.9 million in the first half of 1997. The decrease is principally due to a decrease in sales of ESPs and completion products, partially offset by increases in drill bit sales and well service revenues. On the strength of higher sales of ESPs, drill bits, completion products and contract gas compression services, Mexico and Central and South American revenues for the first half of 1998 were $85.8 million, or 27.1% higher than the same period in 1997. Revenues were up 17.3%, in Europe to $81.9 million for the 1998 period, reflecting increased sales of ESPs in the Former Soviet Union and improved sales of drill bits and completion products and services. Revenues in the Middle East and Africa improved by 9.9% over 1997 levels to $72.7 million, due to higher sales of drill bits and increased ESP sales and related services, partially offset by a decline in completion products and well service revenues in Nigeria. Far East revenues improved to $42.2 million in the first half of 1998, 12.2% higher than the first half 1997, reflecting significantly higher sales of ESPs and drill bits.

         Gross margins increased $21.9 million to $200.2 million, or 43.2% of revenues in the first six months of 1998, from $178.4 million, or 42.2% of revenues in the same period of 1997. This margin increase in 1998 reflects higher volume and favorable shifts in geographic and product sales mix along with modest pricing improvement in drill bits and ESPs.

         Selling, general and administrative expenses increased $1.7 million to $105.9 million in the first six months of 1998 from $104.2 million in the 1997 period, in line with the revenue increase and partially offset by a $1.7 million decline in currency translation losses. SG&A as a percentage of revenues declined to 22.9% in the first six months of 1998 from 24.7% in the same period in 1997, as a result of favorable movement in translation expense and continued cost control based on activity changes.

         In connection with the June 13, 1997 merger of Camco and Production Operators, $12.5 million in merger related costs were expensed during the second quarter of 1997.

         Operating income (excluding 1997 merger related expenses) increased $19.6 million, or 28.0%, in the first six months of 1998 to $89.7 million, or 19.4% of revenues, from $70.1 million, or 16.6% of revenues in the first half of 1997, as a result of the significant increase in revenues combined with improved gross margin and lower SG&A as a percentage of revenues.

         Net interest expense increased $800 thousand to $3.8 million for the first six months of 1998 reflecting an increase in outstanding debt this year.

FINANCIAL CONDITION

Capital Resources and Liquidity

         Cash provided by operating activities was $56.2 million during the six months ended June 30, 1998, an increase of $4.2 million from the prior year comparable period. This increase in cash flows from operating activities is primarily a result of the improvement in operating results offset by an increase in working capital requirements due to increased activity levels. During the first six months of 1998, cash was used to fund $51.0 million in capital expenditures, pay $19.5 million for business acquisitions, invest an additional $37.3 million in its 33 1/3%-owned Venezuelan joint venture and pay dividends to stockholders of $3.8 million. Financing activities provided $63.0 million of cash during the first six months of 1998, of which $60.0 million was attributable to borrowings under the Company's revolving credit facility.

         Borrowing availability under the revolving credit facility was $50.0 million as of June 30, 1998. The Company believes that cash flow from operations combined with the unused portion of the revolving credit facility should provide it with sufficient capital resources and liquidity to meet its debt service requirements and manage its business needs.

YEAR 2000

         The Company is continuing to evaluate its information technology infrastructure for the Year 2000 compliance and does not expect that the cost of required modifications will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 19, 1998 the Company held its regular Annual Meeting of Stockholders for 1998 ("the Annual Meeting"). At the Annual Meeting, William J. Johnson, T. Don Stacy and Gilbert H. Tausch were reelected to three-year terms. The following table sets forth the number of shares that voted for, and for which votes were withheld for the election of each such person:

                                       FOR             WITHHELD
                                    ----------         --------
         William J. Johnson         32,731,117         190,564
         T. Don Stacy               32,730,846         190,835
         Gilbert H. Tausch          32,726,287         195,394

         Robert L. Howard, William A. Krause, Charles P. Siess, Jr. and Lester Varn, Jr. continue their terms as directors of the Company.

         The stockholders of the Company ratified the appointment of Arthur Andersen LLP as the Company's independent public accountants for the year ending December 31, 1998. The ratification of Arthur Andersen LLP as the Company's independent public accountants was approved with 32,785,567 votes cast for approval, 123,730 votes cast against and 12,384 shares abstaining.

         There were no broker nonvotes with respect to either the election of Directors or the ratification of Arthur Andersen LLP as the Company's independent public accountants.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27.1 Financial Data Schedule

(b)      Reports on Form 8-K

         The Company filed a current report on Form 8-K dated May 11, 1998, reporting the sudden death of Mr. Gary D. Nicholson, its Chairman of the Board of Directors, President and Chief Executive Officer and appointment of Mr. Gilbert H. Tausch as interim Chairman of the Board of Directors and Chief Executive Officer.

         The Company filed a current report on Form 8-K dated June 18, 1998, reporting the proposed merger between Schlumberger Technology Corporation, a wholly-owned subsidiary of Schlumberger Limited, and the Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


By:      /s/ GILBERT H. TAUSCH
         ---------------------
         Gilbert H. Tausch
         Chairman of the Board of Directors
         President and Chief Executive Officer
         (Principal Executive Officer)
         August 12, 1998



By:      /s/ BRUCE F. LONGAKER, JR.
         --------------------------
         Bruce F. Longaker, Jr.
         Vice-President Finance and
         Corporate Controller
         (Principal Accounting Officer)
         August 12, 1998

                                INDEX TO EXHIBITS

   Exhibit
   Number                  Description
  --------                 -----------

    27.1              Financial Data Schedule.